Form 10QSB
period 1996-03-31
NATIONAL PROPERTY INVESTORS 5
filed 1996-05-13
CIK 355637

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-11095



                          NATIONAL PROPERTY INVESTORS 5
        (Exact name of small business issuer as specified in its charter)



          California                                           22-2385051
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
      Cash and cash equivalents                                         $   1,984
      Other assets                                                          1,287
      Investment properties:
            Land                                        $   2,457
            Buildings and related personal property        30,124
                                                           32,581
            Less accumulated depreciation                 (21,070)         11,511

                                                                        $  14,782

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued expenses                             $     472
      Tenant security deposits                                                121
      Mortgage notes payable                                               14,680

 Partners' Capital (Deficit)
      Limited partners' (82,513 units issued and        $     725
            outstanding)
      General partner                                      (1,216)           (491)

                                                                        $  14,782

                 See Accompanying Notes to Financial Statements


b)                        NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $   1,368       $   1,356
    Other income                                              112              80
          Total revenues                                    1,480           1,436

 Expenses:
    Operating                                                 767             822
    Interest                                                  333             344
    Depreciation                                              324             359
    General and administrative                                 80              58
          Total expenses                                    1,504           1,583

    Net loss                                            $     (24)      $    (147)

 Net loss allocated to general partner (3%)             $      (1)      $      (4)
 Net loss allocated to limited partners (97%)                 (23)           (143)

                                                        $     (24)      $    (147)

 Net loss per limited partnership unit                  $    (.28)      $   (1.73)


                 See Accompanying Notes to Financial Statements


   c)                     NATIONAL PROPERTY INVESTORS 5

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership      General        Limited
                                  Units         Partner       Partners        Total
Original capital contributions     82,513       $      1      $  41,257     $   41,258

Partners' capital (deficit) at
   December 31, 1995               82,513       $ (1,215)     $     748     $     (467)

Net loss for the three months
   ended March 31, 1996                --             (1)           (23)           (24)

Partners' capital (deficit) at
   March 31, 1996                  82,513       $ (1,216)     $     725      $    (491)


                 See Accompanying Notes to Financial Statements


d)                        NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                              $      (24)     $     (147)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                 324             359
    Amortization of loan costs                                    16              20
    Change in accounts:
     Other assets                                               (237)           (149)
     Accounts payable and accrued expenses                       223              40
     Tenant security deposit liabilities                          (3)             (4)

    Net cash provided by operating activities                    299             119

 Cash flows from investing activities:
     Property improvements and replacements                      (68)            (29)

    Net cash used in investing activities                        (68)            (29)

 Cash flows from financing activities:
     Payments of mortgage notes payable                          (49)            (43)

    Net cash used in financing activities                        (49)            (43)

 Net increase in cash and cash equivalents                       182              47

 Cash and cash equivalents at beginning of period              1,802           1,325

 Cash and cash equivalents at end of period               $    1,984      $    1,372

 Supplemental information:
    Cash paid for interest                                $      339      $      324


                 See Accompanying Notes to Financial Statements

e)                        NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                   March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 70,000       $ 69,000

Reimbursement for services of affiliates (included
   in general and administrative and operating
   expenses)                                                 72,000         53,000


For the period of January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

Included in operating expenses for the three months ended March 31, 1995, are insurance premiums of approximately $51,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Tenant-In-Common Property

The Partnership currently owns The Village Apartments, as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972 percent undivided interest with the Partnership owning the remaining 24.028 percent. The property is accounted for using the proportionate consolidation method. The financial statements and supplementary data reflect the Partnership's 24.028 percent proportionate share of historical cost of this property.

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at March 31, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the periods ended March 31, 1996 and 1995, are summarized as follows:

                                              (In thousands)

                                                       PROPORTIONATE
                                           COMBINED         SHARE
                                           March 31,       March 31,
                                              1996           1996

Total assets, primarily real estate         $12,925          $ 3,046
Liabilities, primarily a mortgage
   payable                                  $11,553          $ 2,776

Equity                                        1,372              270
Total liabilities and equity                $12,925          $ 3,046



                                              COMBINED            PROPORTIONATE SHARE
                                        March 31,   March 31,     March 31,    March 31,
                                          1996        1995          1996         1995
Total revenues                          $ 1,073       $  1,082     $   257      $    259

Operating and other expenses            $   600       $    550     $   143      $    132
Depreciation                                181            186          44            44
Mortgage interest                           251            254          60            61

Total expenses                            1,032            990         247           237

Net income                              $    41        $    92     $    10      $     22


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

The Springs of Altamonte Apartments
   Altamonte Springs, Florida                 96%            96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                       91%            97%

Palisades Apartments
   Montgomery, Alabama                        88%            94%

The Village Apartments (1)
   Voorhees, New Jersey                       91%            95%

(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the decreases in occupancy at Oakwood Village and the Palisades to increases in rental rates at the respective properties. While occupancy at the properties declined in the first quarter of 1996, when compared to the first quarter of 1995, rental income at the properties increased. The Village experienced a decline in occupancy as the result of an extremely cold winter causing unusually high electric bills for the tenants. Turnover increased as tenants moved to competing properties which offered gas heating. Occupancy at The Village is expected to improve in the spring as the weather becomes warmer.

The Partnership's net loss for the three months ended March 31, 1996, was approximately $24,000 compared to a net loss of approximately $147,000 for the corresponding period of 1995. The decrease in net loss is primarily attributable to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to increased interest income resulting from increased cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in lease cancellation fees at all of the Partnership's properties in 1996. Operating expenses declined due to a reduction in maintenance expense at all of the Partnership's properties. Partially offsetting these decreases to expense was an increase in general and administrative expenses resulting from increased expense reimbursements related to the operation of two partnership administration offices during the first quarter of 1996 and the relocation of the partnership administration offices during the same period.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $1,984,000, as compared to $1,372,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as discussed above. Also contributing to the increase in cash provided by operating activities was an increase in prepayments of rent. The increase in cash used in investing activities is due to increased property improvements and replacements in 1996.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,680,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first three months of 1996. At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Registrant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 NATIONAL PROPERTY INVESTORS 5


                                 By:   NPI EQUITY INVESTMENTS, INC.
                                       Its Managing General Partner

                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 13, 1996