Form 10QSB
period 1996-06-30
NATIONAL PROPERTY INVESTORS 5
filed 1996-08-05
CIK 355637

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-11095


                          NATIONAL PROPERTY INVESTORS 5
        (Exact name of small business issuer as specified in its charter)


         California                                           22-2385051
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                                  (864) 239-1000
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996


 Assets
      Cash and cash equivalents                                        $    2,000
      Other assets                                                          1,358
      Investment properties:
            Land                                        $   2,457
            Buildings and related personal property        30,214
                                                           32,671
            Less accumulated depreciation                 (21,400)         11,271
                                                                       $   14,629


 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued expenses                            $      480
      Tenant security deposits                                                119
      Mortgage notes payable                                               14,635

 Partners' Capital (Deficit)
      Limited partners' (82,513 units issued and
            outstanding)                                $     614
      General partner's                                    (1,219)           (605)

                                                                       $   14,629

                 See Accompanying Notes to Financial Statements


b)                        NATIONAL PROPERTY INVESTORS 5

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
    Rental income                $   1,342      $   1,393      $   2,710     $     2,749
    Other income                       132             79            244             159
           Total revenues            1,474          1,472          2,954           2,908

 Expenses:
    Operating                          841            933          1,608           1,755
    Interest                           339            342            672             686
    Depreciation                       331            357            655             716
    General and administrative          77             62            157             120
           Total expenses            1,588          1,694          3,092           3,277

    Net loss                     $    (114)     $    (222)     $    (138)     $     (369)

 Net loss allocated to
    general partner (3%)         $      (3)     $      (7)     $      (4)     $      (11)

  Net loss allocated to
    limited partners (97%)            (111)          (215)          (134)           (358)
                                 $    (114)     $    (222)     $    (138)      $    (369)
 Net loss per limited
    partnership unit             $   (1.34)     $   (2.61)     $   (1.62)      $   (4.34)


                 See Accompanying Notes to Financial Statements



   c)                     NATIONAL PROPERTY INVESTORS 5

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership      General        Limited
                                  Units        Partner's      Partners'       Total
Original capital contributions     82,513       $      1      $  41,257      $  41,258

Partners' capital (deficit) at
    December 31, 1995              82,513       $ (1,215)     $     748      $    (467)

Net loss for the six months
    ended June 30, 1996                --             (4)          (134)          (138)

Partners' capital (deficit) at
    June 30, 1996                  82,513       $ (1,219)     $     614      $    (605)


                 See Accompanying Notes to Financial Statements

d)                        NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996            1995
 Cash flows from operating activities:
     Net loss                                             $     (138)     $     (369)
     Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                 655             716
    Amortization of loan costs                                    37              40
    Change in accounts:
     Other assets                                               (330)            (59)
     Accounts payable and accrued expenses                       231             106
     Tenant security deposit liabilities                          (5)             (5)

       Net cash provided by operating activities                 450             429

 Cash flows from investing activities:
     Property improvements and replacements                     (158)           (111)

       Net cash used in investing activities                    (158)           (111)

 Cash flows from financing activities:
     Payments of mortgage notes payable                          (94)            (87)

       Net cash used in financing activities                     (94)            (87)

 Net increase in cash and cash equivalents                       198             231

 Cash and cash equivalents at beginning of period              1,802           1,325

 Cash and cash equivalents at end of period               $    2,000      $    1,556

 Supplemental information:
    Cash paid for interest                                $      639      $      647

                 See Accompanying Notes to Financial Statements



e)                        NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                          For the Six Months Ended
                                                                    June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $143,000       $138,000
Reimbursement for services of affiliates (included
   in general and administrative and operating
   expenses)                                                138,000        106,000

For the period of January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

Included in operating expenses for the six months ended June 30, 1995, are insurance premiums of approximately $103,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at June 30, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the six and three month periods ended June 30, 1996 and 1995, are summarized as follows:

                                                                 (In thousands)
                                                                         PROPORTIONATE
                                                            COMBINED         SHARE

                                                            June 30,        June 30,
                                                              1996            1996
Total assets, primarily real estate                        $ 13,093         $  3,086

Liabilities, primarily a mortgage payable                  $ 11,601         $  2,787
Equity                                                        1,492              299
Total liabilities and equity                               $ 13,093         $  3,086



                                             COMBINED             PROPORTIONATE SHARE

                                     For the Six Months Ended  For the Six Months Ended
                                      June 30,      June 30,     June 30,      June 30,
                                        1996         1995         1996          1995
Total revenues                        $ 2,240      $  2,168     $   538      $    521

Operating and other expenses          $ 1,214      $  1,204     $   291      $    289
Depreciation                              364           373          88            90
Mortgage interest                         501           507         120           122

Total expenses                          2,079         2,084         499           501

Net income                            $   161       $    84     $    39      $     20


                                       COMBINED                PROPORTIONATE SHARE

                              For the Three Months Ended   For the Three Months Ended
                                 June 30,       June 30,     June 30,        June 30,
                                   1996          1995         1996           1995
Total revenues                    $ 1,167     $  1,086        $   281        $   261

Operating and other expenses      $   614     $    654        $   148       $    157
Depreciation                          183          187             44             45
Mortgage interest                     250          253             60             61

Total expenses                      1,047        1,094            252            263

Net income (loss)                 $   120      $    (8)       $    29       $     (2)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

The Springs of Altamonte Apartments
   Altamonte Springs, Florida                 96%            97%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                       89%            96%

Palisades Apartments
   Montgomery, Alabama                        89%            92%

The Village Apartments (1)
   Voorhees, New Jersey                       93%            95%


(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the decrease in occupancy at Oakwood Village to road construction in the area, including the re-routing of the road to the property, diminished the number of new tenants.

The Partnership's net loss for the six months ended June 30, 1996, was approximately $138,000 compared to a net loss of approximately $369,000 for the corresponding period of 1995. The net loss for the three months ended June 30, 1996, was approximately $114,000 compared to a net loss of approximately $222,000 for the three months ended June 30, 1995. The decrease in net loss is primarily attributable to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to increased interest income resulting from increased cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in lease cancellation fees at all of the Partnership's properties in 1996. Operating expenses declined due to a reduction in maintenance expense at all of the Partnership's properties. Partially offsetting these decreases to expense was an increase in general and administrative expenses resulting from increased expense reimbursements related to the transition of the partnership administration offices.

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

At June 30, 1996, the Partnership had unrestricted cash of $2,000,000, as compared to $1,556,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as discussed above. Also contributing to the increase in cash provided by operating activities was an increase in prepayments of rent. The increase in cash used in investing activities is due to increased property improvements and replacements in 1996.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,635,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first six months of 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.



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


                                 Date: August 5, 1996