Form 10QSB
period 1996-09-30
NATIONAL PROPERTY INVESTORS 5
filed 1996-11-04
CIK 355637

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


              For the quarterly period ended September 30, 1996


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

ITEM 1.  FINANCIAL STATEMENTS

a)                       NATIONAL PROPERTY INVESTORS 5

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
  Cash and cash equivalents                                             $  1,903
  Other assets                                                             1,346
  Investment properties:
       Land                                            $   2,457
       Buildings and related personal property            30,457
                                                          32,914
       Less accumulated depreciation                     (21,734)         11,180
                                                                        $ 14,429

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable and accrued expenses                                 $    550
  Tenant security deposits                                                   117
  Mortgage notes payable                                                  14,583

Partners' Capital (Deficit):
  Limited partners' (82,513 units issued and
       outstanding)                                    $     405
   General partner's                                      (1,226)           (821)
                                                                        $ 14,429

                 See Accompanying Notes to Financial Statements


b)                            NATIONAL PROPERTY INVESTORS 5

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)



                                   Three Months Ended        Nine Months Ended
                                     September 30,              September 30,
                                   1996        1995          1996        1995

Revenues:
  Rental income                   $   1,342  $   1,378    $  4,052  $    4,127
  Other income                           99         95         343         254
       Total revenues                 1,441      1,473       4,395       4,381

Expenses:
  Operating                             919        880       2,527       2,635
  Interest                              338        342       1,010       1,028
  Depreciation                          333        359         988       1,075
  General and administrative             67         53         224         173
       Total expenses                 1,657      1,634       4,749       4,911

  Net loss                        $    (216) $    (161)   $   (354) $     (530)

Net loss allocated to
  general partner (3%)            $      (7) $      (5)   $    (11) $      (16)

Net loss allocated to
  limited partners (97%)               (209)      (156)       (343)       (514)
                                  $    (216) $    (161)   $   (354) $     (530)
Net loss per limited
   partnership unit               $   (2.54) $   (1.89)   $  (4.16) $    (6.23)


                      See Accompanying Notes to Financial Statements


  c)                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner's   Partners'     Total

Original capital contributions     82,513      $      1   $  41,257   $  41,258

Partners' capital (deficit) at
   December 31, 1995               82,513      $ (1,215)  $     748   $    (467)

Net loss for the nine months
   ended September 30, 1996            --           (11)       (343)       (354)

Partners' capital (deficit) at
   September 30, 1996              82,513      $ (1,226)  $     405   $    (821)



                      See Accompanying Notes to Financial Statements



d)                         NATIONAL PROPERTY INVESTORS 5

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                             1996          1995
Cash flows from operating activities:
  Net loss                                             $      (354)    $     (530)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                988          1,075
   Amortization of loan costs                                   58             59
   Change in accounts:
    Other assets                                              (338)          (118)
    Accounts payable and accrued expenses                      301            307
    Tenant security deposit liabilities                         (7)            (9)

      Net cash provided by operating activities                648            784

Cash flows from investing activities:
    Property improvements and replacements                    (401)          (212)

      Net cash used in investing activities                   (401)          (212)

Cash flows from financing activities:
    Payments of mortgage notes payable                        (146)          (132)

       Net cash used in financing activities                  (146)          (132)

Net increase in cash and cash equivalents                      101            440

Cash and cash equivalents at beginning of period             1,802          1,325

Cash and cash equivalents at end of period             $     1,903     $    1,765

Supplemental information:
  Cash paid for interest                               $       976     $      969

                 See Accompanying Notes to Financial Statements

e)                      NATIONAL PROPERTY INVESTORS 5

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity is the general partner of the Partnership. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI").

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                         For the Nine Months Ended
                                                                September 30,
                                                             1996          1995
Property management fees (included in operating
  expenses)                                              $  215,000     $ 208,000
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 181,000       166,000

For the period of January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the nine months ended September
30, 1995, are insurance premiums of approximately $154,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NOTE C - TENANT-IN-COMMON PROPERTY

The Partnership currently owns The Village Apartments, as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. The property is accounted for using the proportionate consolidation method. The financial statements and supplementary data reflect the Partnership's 24.028% proportionate share of historical cost of this property.

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at September 30, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the nine and three month periods ended September 30, 1996 and 1995, are summarized as follows:

                                                             (In thousands)
                                                                      PROPORTIONATE
                                                        COMBINED           SHARE
                                                       September 30,   September 30,
                                                           1996           1996
Total assets, primarily real estate                     $  12,910       $ 3,042

Liabilities, primarily a mortgage payable               $  11,344       $ 2,726
Equity                                                      1,566           316

Total liabilities and equity                            $  12,910       $ 3,042

                                          COMBINED            PROPORTIONATE SHARE
                               For the Nine Months Ended    For the Nine Months Ended
                                      September 30,                September 30,
                                     1996           1995       1996            1996
Total revenues                  $   3,419       $  3,292      $     822      $    791

Operating and other expenses    $   1,879       $  1,871      $     451      $    450
Depreciation                          553            559            133           134
Mortgage interest                     752            761            181           183

Total expenses                      3,184          3,191            765           767

Net income                       $    235       $    101      $      57      $     24



NOTE C - TENANT-IN-COMMON PROPERTY - (continued)


                                          COMBINED               PROPORTIONATE SHARE
                              For the Three Months Ended     For the Three Months Ended
                                       September 30,                  September 30,
                                     1996           1995         1996           1995
Total revenues                  $   1,179       $  1,124    $     284       $    270

Operating and other expenses    $     665       $    667    $     160       $    161
Depreciation                          189            186           45             44
Mortgage interest                     251            254           61             61

Total expenses                      1,105          1,107          266            266

Net income                      $      74       $     17    $      18       $      4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy

Property                                           1996          1995

The Springs of Altamonte Apartments
   Altamonte Springs, Florida                      96%           97%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                            89%           95%

Palisades Apartments
   Montgomery, Alabama                             88%           92%

The Village Apartments (1)
   Voorhees, New Jersey                            94%           95%


(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the decrease in occupancy at Oakwood Village to road construction in the area, which included the re-routing of the road to the property. Construction was completed during the 3rd quarter of 1996, and management is working on road signs and maps to the property in order to attract new tenants. Occupancy decreased at Palisades Apartments partly due to evictions of tenants with large delinquent rent balances. Management expects that this action will reduce bad debt expense in the future. Currently, improvements at the property, including the building of a guard house at the front entrance, are expected to improve overall appearance and occupancy.

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $354,000 compared to a net loss of approximately $530,000 for the corresponding period of 1995. The net loss for the three months ended September 30, 1996, was approximately $216,000 compared to a net loss of approximately $161,000 for the three months ended September 30, 1995. The decrease in net loss for the nine months ended September 30, 1996, is primarily attributable to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to increased interest income resulting from increased cash reserves held by the Partnership. Also contributing to the increase in other income was an increase in lease cancellation and application fees in 1996. For the nine month period, operating expenses declined mostly due to reductions in maintenance expense and insurance expense at the properties. Partially offsetting these decreases to expense was an increase in general and administrative expenses. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

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

At September 30, 1996, the Partnership had unrestricted cash of $1,903,000, as compared to $1,765,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of increases in escrow funding. The increase in cash used in investing activities is due to increased property improvements and replacements in 1996.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,583,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1995 or during the first nine months of 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in the fourth quarter of 1996.


                            PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended September 30, 1996.



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


                         Date:November 4, 1996