Form 10KSB
period 1996-12-31
NATIONAL PROPERTY INVESTORS 5
filed 1997-03-18
CIK 355637

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

                           (As last amended by 34-31905, eff. 4/26/93)

                                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from              to

                          Commission file number 0-11095

                          NATIONAL  PROPERTY  INVESTORS  5
                  (Name of small business issuer in its charter)

           California                                            22-2385051
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                                   29602
(Address of principal executive offices)                         (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,845,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that such trading would not exceed $25,000,000.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


National Property Investors 5 (the "Partnership" or "Registrant") is a publicly-held California limited partnership organized under the Uniform Limited Partnership laws of California as of July 15, 1981. The Partnership's Managing General Partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation.

The Partnership, through its public offering of Limited Partnership Units, sold 82,513 units aggregating $41,256,500. The general partners contributed capital in the amount of $1,000 for a 3% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns three apartment complexes and has a 24.028% interest in another. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P.("NPI-AP"), provides day-to-day management services for the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On August 10, 1994, National Property Investors, Inc. ("NPI"), the then parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI. In addition, Apollo obtained general and limited partnership interests in NPI-AP. NPI Property Management Corporation, an affiliate of NPI, became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Partnership's properties to the partnership as well as all other properties it manages for partnerships affiliated with the Managing General Partner.

On October 12, 1994, Apollo acquired one-third of the stock of NPI, the parent corporation of NPI Equity. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 9" for information on the directors and executive officers of the Partnership.

The Tender Offer

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in NPI-AP to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 30,977 limited partnership units or 37.5% of the total limited partnership units of the Partnership.

During 1996, DeForest II and certain of its affiliates sold all of their interests in the Partnership to an affiliate of Insignia. As a result of the purchase, such affiliate acquired 37,101 limited partnership units or approximately 45% of the total limited partnership units of the Partnership. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                 Date of
Property                         Purchase Type of Ownership             Use

Willow Park on Lake Adelaide (1) 12/13/82 Fee ownership, subject   Apartment
 Altamonte Springs, Florida               to a first mortgage      185 units

Oakwood Village at               8/3/82   Fee ownership, subject   Apartment
 Lake Nan Apartments                      to a first mortgage      278 units
 Orlando, Florida

Palisades Apartments             6/22/83  Fee ownership, subject   Apartment
 Montgomery, Alabama                      to a first mortgage      432 units

The Village Apartments           1/5/84   Tenant in common with    Apartment
 Vorhees Township,                        National Property        138 units (2)
 New Jersey                               Investors 6 the
                                          Partnership owns 24.028%;
                                          subject to a first
                                          mortgage

(1)  Formerly known as The Springs of Altamonte Apartments
(2) Represents the Partnership's pro-rata share. In total, The Village Apartments consists of 576 units.


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                      Gross
                     Carrying Accumulated                         Federal
      Property        Value   Depreciation    Rate      Method   Tax Basis

Willow Park         $  6,858  $   4,533    5-27.5 yrs.   S/L     $  1,010

Oakwood Village        9,396      6,501    5.27.5 yrs.   S/L        1,072

Palisades             11,862      8,515    5-27.5 yrs.   S/L        2,158

The Village            4,957      2,528    5-27.5 yrs.   S/L          921

Total               $ 33,073  $  22,077                          $  5,161

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):

                     Principal                                  Principal
                     Balance At             Period               Balance
                    December 31, Interest  Amortized  Maturity    Due At
      Property          1996      Rate       (a)       Date     Maturity

Willow Park         $   2,968     8.56%   30 years   02/01/01 $  2,833

Oakwood Village         4,012     8.56%   30 years   02/01/01    3,829

Palisades               4,899     9.00%   22 years   07/01/03    3,996

The Village             2,657     8.50%   27 years   09/01/00    2,505

Total               $  14,536


(a) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual           Average Annual
                                 Rental Rates              Occupancy
         Property             1996          1995         1996       1995

Willow Park               $6,364/unit  $6,217/unit        95%        97%

Oakwood Village            6,068/unit   5,925/unit        91%        93%

Palisades                  4,749/unit   4,744/unit        88%        91%

The Village                7,985/unit   7,767/unit        93%        95%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The lease terms for the properties are for one year or less. No tenant leases 10% or more of the available rental space.

Real estate taxes (in thousands) and effective rates in 1996 for each property were:


                                  1996         1996
                                 Billing       Rate

Willow Park                   $      85        2.03%
Oakwood Village                     105        1.93%
Palisades                            56        3.45%
The Village                         134        3.84%

ITEM 3.     LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 82,513 Limited Partnership Units aggregating $41,256,500. As of January 1, 1997, the number of holders of Limited Partnership units was 2,931. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made in 1996 or 1995. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $515,000 versus a net loss of approximately $725,000 for the year ended December 31, 1995. Overall, the Partnership experienced an increase in revenue and a decrease in expenses in 1996 as compared to 1995. The decrease in net loss is primarily attributable to an increase in other income and a decrease in operating expenses. The increase in other income is primarily due to an increase in lease cancellation and application fees in 1996. Also contributing to the increase in other income was increased interest income resulting from increased cash reserves held by the Partnership. Operating expenses declined primarily due to reductions in maintenance expense and insurance expense at the properties. Partially offsetting these decreases to expense was an increase in general and administrative expenses. As noted in "Note D - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased for the year ended December 31, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements is directly attributable to the combined efforts of the Greenville, South Carolina, and Atlanta, Georgia, administration offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

Included in operating expense is approximately $161,000 of major repairs and maintenance comprised of painting, exterior repairs, and major landscaping for the year ended December 31, 1996.

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

Capital Resources and Liquidity

At December 31, 1996, the Partnership had cash and cash equivalents of $1,901,000 as compared to $1,802,000 at December 31, 1995. Net cash provided by operating activities remained relatively stable from the year ended December 31, 1996, to the year ended December 31, 1995. The increase in cash used in investing activities is due to increased property improvements and replacements in 1996. The increase in cash used in financing activities is the result of a greater portion of the properties monthly payments being applied to mortgage principal due to normal debt reduction amortization.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,536,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made in 1995 or 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.

ITEM 7.   FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

   Report of Independent Auditors'

   Balance Sheet - December 31, 1996

   Statements of Operations - Years ended December 31, 1996 and 1995

   Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

   Statements of Cash Flows - Years ended December 31, 1996 and 1995

   Notes to  Financial Statements

                         Independent Auditors' Report



To the Partners
National Property Investors 5
Greenville, South Carolina

We have audited the accompanying balance sheet of National Property Investors 5 (a limited partnership)(the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 27, 1997

                         NATIONAL PROPERTY INVESTORS 5

                                 BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
    Cash and cash equivalents                                        $  1,901
    Other assets                                                        1,092
    Investment properties:
         Land                                          $   2,457
         Buildings and related personal property          30,616
                                                          33,073
         Less accumulated depreciation                   (22,077)      10,996
                                                                     $ 13,989

Liabilities and Partners' Capital (Deficit)
Liabilities
     Accounts payable and accrued expenses                           $    324
     Tenant security deposits                                             111
     Mortgage notes payable                                            14,536

Partners' Capital (Deficit):
     Limited partners' (82,513 units issued and
         outstanding)                                  $     248
     General partner's                                    (1,230)        (982)

                                                                     $ 13,989


                 See Accompanying Notes to Financial Statements

                          NATONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                           1996       1995

Revenues:
   Rental income                                        $  5,403   $  5,449
   Other income                                              442        318
       Total revenues                                      5,845      5,767

Expenses:
   Operating                                               3,413      3,556
   Interest                                                1,345      1,369
   Depreciation                                            1,332      1,339
   General and administrative                                270        228
       Total expenses                                      6,360      6,492

       Net loss                                         $   (515)  $   (725)

Net loss allocated to general partner (3%)              $    (15)  $    (22)
Net loss allocated to limited partners (97%)                (500)      (703)

                                                        $   (515)  $   (725)

Net loss per limited partnership unit                   $  (6.05)  $  (8.52)

                 See Accompanying Notes to Financial Statements

                              NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership    General      Limited
                                    Units      Partner's    Partners'     Total

Original capital contributions     82,513    $      1      $ 41,257     $ 41,258

Partners' (deficit) capital at
   December 31, 1994               82,513    $ (1,193)     $  1,451      $  258

Net loss for the year
   ended December 31, 1995             --         (22)         (703)      (725)

Partners' (deficit) capital
   at December 31, 1995            82,513      (1,215)          748       (467)

Net loss for the year ended
   December 31, 1996                   --         (15)         (500)      (515)

Partners' (deficit) capital
   at December 31, 1996            82,513    $ (1,230)    $     248     $ (982)


                 See Accompanying Notes to Financial Statements


                              NATIONAL PROPERTY INVESTORS 5

                                 STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended December 31,
                                                      1996         1995
Cash flows from operating activities:
Net loss                                          $      (515) $      (725)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                            1,332        1,339
Amortization of loan costs                                 77           79
 Change in accounts:
 Other assets                                            (104)         151
 Accounts payable and accrued expenses                     75           19
 Tenant security deposit liabilities                      (13)         (14)

Net cash provided by operating activities                 852          849

Cash flows from investing activities:
  Property improvements and replacements                 (560)        (195)

Net cash used in investing activities                    (560)        (195)

Cash flows from financing activities:
  Payments of mortgage notes payable                     (193)        (177)

Net cash used in financing activities                    (193)        (177)

Net increase in cash and cash equivalents                  99          477

Cash and cash equivalents at beginning of period        1,802        1,325

Cash and cash equivalents at end of period        $     1,901   $    1,802

Supplemental information:
  Cash paid for interest                          $     1,273   $    1,347

                 See Accompanying Notes to Financial Statements


                         NATIONAL PROPERTY INVESTORS 5

                         Notes to Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

National Property Investors 5 (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981, for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida and one complex located in Alabama. The Partnership also owns a 24.028 percent interest (as a tenant-in-common with an affiliate of the managing general partner) in an apartment complex located in New Jersey. The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 82,513 units of the limited partnership were issued for aggregate capital contributions of $41,256,500. In addition, the general partners contributed a total of $1,000 to the Partnership.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Allocation of Income, Loss, and Distributions:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Fair Value of Financial Instruments:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted "SFAS No. 121, Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

For real estate purchased in joint ownership with an affiliated partnership, the assets, liabilities, revenues, and expenses are allocated on a pro-rata basis to each partnership in accordance with its percentage of ownership.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 27.5 years for buildings and improvements and from five to seven years for furnishings.

Deferred Costs:

Financing costs are deferred and amortized as interest expense over the term of the related loan. Net deferred costs of approximately $366,000 are included in other assets at December 31, 1996. At December 31, 1996, accumulated amortization of deferred financing costs totaled approximately $246,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B -  MORTGAGE NOTES PAYABLE

The principal terms of the mortgage notes payable are as follows (in thousands):


                     Principal    Monthly                      Principal
                     Balance At   Payment                       Balance
                    December 31, Including  Interest Maturity    Due At
      Property          1996      Interest    Rate     Date     Maturity

Willow Park         $   2,968     $   23    8.56%    02/01/01 $   2,833

Oakwood Village         4,012         32    8.56%    02/01/01     3,829

Palisades               4,899         45    9.00%    07/01/03     3,996

The Village             2,657         22    8.50%    09/01/00     2,505

Total               $  14,536     $  122

The mortgage notes payable are nonrecourse and are secured by pledge of respective apartment properties and by pledge of revenues from the respective apartment properties.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                 1997                  $     211
                 1998                        230
                 1999                        251
                 2000                      2,767
                 2001                      6,823
              Thereafter                   4,254
                                       $  14,536


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods which are not in accordance with generally accepted accounting principles. A reconciliation of the net loss per the financial statements to the net taxable loss to partners is as follows (in thousands, except unit data):


                                                         1996       1995
Net loss per financial statements                     $  (515)   $  (725)

Difference in income and expenses for
  financial statement and tax reporting                    22          3

Difference between tax depreciation
  and financial statement depreciation                    (18)       (38)

Net taxable loss to partners                          $  (511)   $  (760)

Federal taxable loss per limited                      $ (6.00)   $ (8.93)
  partnership unit

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1996 (in thousands):


       Net liabilities as reported               $   (982)
       Land and buildings                            (746)
       Accumulated depreciation                    (5,089)
       Syndication and distribution costs           4,485
       Other                                           15

       Net liabilities - Federal tax basis       $ (2,317)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):


                                                           1996           1995

Property management fees (included in operating
  expenses)                                              $    287     $    278
Reimbursement for services of affiliates, including
  $22,000 of construction services reimbursements
  in 1996 (included in general and administrative
  expenses, operating expenses, and investment
  properties)                                                 225          204


For the period of January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $206,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. There was no adjusted cash from operations distributed for the years ended December 31, 1996 and 1995. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                              Initial Cost
                                             To Partnership
                                                     Buildings        Cost
                                                    and Related    Capitalized
                                                     Personal     Subsequent to
Description               Encumbrances      Land     Property      Acquisition

Willow Park                 $ 2,968       $  567    $   5,218       $    1,073
 Altamonte Springs, Florida

Oakwood Village               4,012          589        7,181            1,626
 Orlando, Florida

Palisades                     4,899          970        8,448            2,444
 Montgomery, Alabama

The Village                   2,657          307        4,018              632
 Vorhees Township, New Jersey

    Totals                  $14,536     $  2,433    $  24,865       $    5,775

                             Gross Amount At Which Carried
                                At December 31, 1996
                        Buildings
                       And Related
                        Personal         Accumulated     Year Of       Date   Depreciable
  Description    Land   Property   Total Depreciation  Construction  Acquired  Life-Years
Willow Park    $   574 $   6,284  $ 6,858 $   4,533       1973         12/82    5-27.5 yrs.
Oakwood Village    595     8,801    9,396     6,501       1973         08/82    5-27.5 yrs.
Palisades          976    10,886   11,862     8,515    1968-1972       06/83    5-27.5 yrs.
The Village        312     4,645    4,957     2,528    1979-1980       01/84    5-27.5 yrs.
     Totals    $ 2,457 $  30,616  $33,073 $  22,077


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Years Ended December 31,
                                             1996            1995

Balance at beginning of year           $     32,513    $    32,318
Property improvements and
replacements                                    560            195

Balance at end of year                 $     33,073    $    32,513

Accumulated Depreciation
Balance at beginning of year           $    20,745     $   19,406
Additions charged to expense                 1,332          1,339

Balance at end of year                 $    22,077     $   20,745


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 respectively, is approximately $32,327,000 and $31,759,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is approximately $27,166,000 and $25,817,000.


NOTE F - TENANT-IN-COMMON PROPERTY

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at December 31, 1996, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the twelve month periods ended December 31, 1996 and 1995, are summarized as follows (in thousands):



                                                               PROPORTIONATE
                                                COMBINED           SHARE
                                               December 31,    December 31,
                                                   1996            1996

Total assets, primarily real estate             $  12,962       $   3,055

Liabilities, primarily a mortgage payable       $  11,303       $   2,716

Equity                                              1,659             339

Total liabilities and equity                    $  12,962       $   3,055



                                     COMBINED          PROPORTIONATE SHARE
                                For the Year Ended      For the Year Ended
                                     December 31,          December 31,
                                  1996       1995        1996        1995
Total revenues                 $  4,559    $  4,387   $  1,095   $   1,054

Operating and other expenses   $  2,487    $  2,487   $    597   $     597

Depreciation                        745         733        179         176

Mortgage interest                 1,000       1,012        240         244

Total expenses                    4,232       4,232      1,016       1,017

Net income                     $    327    $    155   $     79   $      37


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity"), are set forth below. There are no family relationships between or among any officers or directors.

  Name                           Age               Position


  William H. Jarrard, Jr.        50                President and Director

  Ronald Uretta                  40                Vice President and Treasurer

  John K. Lines                  37                Vice President and Secretary

  Kelley M. Buechler             39                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of NPI Equity since January 1996 and Managing Director-Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of NPI Equity since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of NPI Equity since January 1996, Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of NPI Equity since January 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1997.

Name and address of                Amount of nature of
Beneficial Owner                   Beneficial Owner         % of Class
Insignia Properties, LP                 37,101               45.0%
One Insignia Financial
Greenville, SC 29602

All directors and executive               0                   --
officers as a group (four persons)

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in NPI-AP to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.

During the fourth quarter of 1994, DeForest II acquired 30,977 limited partnership units or 37.5% of the total limited partnership units of the Partnership.

During 1996, DeForest II and certain of its affiliates sold all of their interests in the Partnership to an affiliate of Insignia. As a result of the purchase, such affiliate acquired 37,101 limited partnership units or approximately 45% of the total limited partnership units of the Partnership.

There are no arrangements known to the Managing General Partner the operation of which may, at a subsequent date, result in a change in control of the Partnership.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of NPI Equity.

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


The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):


                                                          1996         1995

Property management fees (included in operating
  expenses)                                              $    287   $    278
Reimbursement for services of affiliates, including
  $22,000 of construction services reimbursements
  in 1996 (included in general and administrative
  expenses, operating expenses, and investment
  properties)                                                 225        204


For the period of January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Included in operating expenses for the fiscal year ended December 31, 1995, are insurance premiums of approximately $206,000 which were paid to the Managing General Partner under a master insurance policy arranged for by the Managing General Partner.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. There was no adjusted cash from operations distributed for the years ended December 31, 1996 and 1995. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series (NPI Partnerships). The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime
rate announced from time to time by Chemical Bank, N.A.   The maturity date of
such borrowing will be accelerated in the event of: (i) the removal of the managing general partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

During 1996, an affiliate of Insignia acquired approximately 45% of the total limited partnership units of the Partnership, as described in "Item 11" above.

As a result of its ownership of 37,101 limited partnership units, an affiliate of Insignia could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, such affiliate would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom such affiliate acquired its Units, had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on such affiliates right to vote each Unit acquired.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1996: None.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           NATIONAL PROPERTY INVESTORS 5


                           By:  NPI EQUITY INVESTMENTS, INC.
                                Its Managing General Partner

                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director

                           Date: March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.      President and Director     March  18, 1997
William H. Jarrard, Jr.

/s/Ronald Uretta                 Vice President and
Ronald Uretta                    Treasurer                  March  18, 1997



                                 EXHIBIT INDEX

   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit
                          2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

   2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4 (a) Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated January 4, 1982, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-74143).

                          (b) Amendments to the Agreement of Limited
                          Partnership, incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1991.

                          (c) Amendments to the Partnership Agreement incorporated by reference to the Statement Furnished in Connection With The Solicitation of the Registrant dated August 28, 1992.


     10.3 Form of Property Management Agreement dated June 21, 1991, by and between the Partnership and NPI Management with respect to the Partnership's properties incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.


      10.5 Mortgage Note, dated June 29, 1993, made by the Partnership for the benefit of Collateral Mortgage, Ltd., as it pertains to Palisades Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

      10.6 Loan Agreement, dated June 29, 1993, between the Partnership and Collateral Mortgage, Ltd., as it pertains to Palisades Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

      10.7 Mortgage and Security Agreement dated June 29, 1993, between the Partnership and Collateral Mortgage, Ltd., as it pertains to Palisades Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

      10.8 Amended and Restated First Mortgage Note, dated September 30, 1993, made by the Partnership for the benefit of The Travelers Insurance Company, as it pertains to The Village Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

      10.9 Amended and Restated First Mortgage, dated September 30, 1993, between the Partnership and The Travelers Insurance Company, as it pertains to The Village Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

      10.10 Multifamily Note and Addendum, dated January 3, 1994, made by the Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to The Springs Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

      10.11 Multifamily Mortgage, Assignment of Rents and Security Agreement and Rider, dated January 3, 1994, between the Partnership and Hanover Capital Mortgage Corporation, as it pertains to The Springs Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

      10.12 Multifamily Note and Addendum, dated January 7, 1994, made by the Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

      10.13 Multifamily Mortgage, Assignment of Rents and Security Agreement and Rider, dated January 7, 1994, between the Partnership and Hanover Capital Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

      27                  Financial Data Schedule