Form 10QSB
period 1997-03-31
NATIONAL PROPERTY INVESTORS 5
filed 1997-04-28
CIK 355637

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


                For the quarterly period ended March 31, 1997


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

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 5

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997

Assets
  Cash and cash equivalents                                             $  1,899
  Receivables and deposits                                                   753
  Other assets                                                               394
  Investment properties:
       Land                                            $   2,457
       Buildings and related personal property            30,749
                                                          33,206
       Less accumulated depreciation                     (22,405)         10,801
                                                                        $ 13,847

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                      $     50
  Tenant security deposits                                                   112
  Accrued taxes                                                               79
  Other liabilities                                                          200
  Mortgage notes payable                                                  14,485

Partners' Capital (Deficit):
  Limited partners' (82,513 units issued and
       outstanding)                                    $     154
   General partner's                                      (1,233)         (1,079)
                                                                        $ 13,847

                 See Accompanying Notes to Financial Statements


b)                            NATIONAL PROPERTY INVESTORS 5

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)


                                                   Three Months Ended
                                                        March 31,
                                                     1997          1996
Revenues:
  Rental income                                  $  1,336       $  1,368
  Other income                                        126            112
       Total revenues                               1,462          1,480

Expenses:
  Operating                                           853            767
  Interest                                            336            333
  Depreciation                                        328            324
  General and administrative                           42             80
       Total expenses                               1,559          1,504

  Net loss                                       $    (97)      $    (24)

Net loss allocated to general partner (3%)       $     (3)      $     (1)

Net loss allocated to limited partners (97%)          (94)           (23)


                                                 $    (97)      $    (24)

Net loss per limited partnership unit            $  (1.14)      $   (.28)

                  See Accompanying Notes to Financial Statements


  c)                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner's    Partners'       Total
Original capital contributions       82,513       $      1    $  41,257     $  41,258

Partners' (deficit) capital at
   December 31, 1996                 82,513       $ (1,230)   $     248     $    (982)

Net loss for the three months
   ended March 31, 1997                  --             (3)         (94)          (97)

Partners' (deficit) capital at
   March 31, 1997                    82,513       $ (1,233)   $     154     $  (1,079)

                 See Accompanying Notes to Financial Statements


d)                         NATIONAL PROPERTY INVESTORS 5

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            1997            1996
Cash flows from operating activities:
  Net loss                                             $       (97)      $      (24)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                328              324
   Amortization of loan costs                                   20               16
   Change in accounts:
    Receivables and deposits                                  (103)            (165)
    Other assets                                                11               (9)
    Accounts payable                                           (43)              72
    Tenant security deposit liabilities                          1               (3)
    Accrued taxes                                               65               60
    Other liabilities                                          (17)              91

      Net cash provided by operating activities                165              362

Cash flows from investing activities:
    Property improvements and replacements                    (133)             (68)
    Withdrawals from restricted escrows                         61               14
    Deposits to restricted escrows                             (44)             (77)

      Net cash used in investing activities                   (116)            (131)

Cash flows from financing activities:
    Payments of mortgage notes payable                         (51)             (49)

       Net cash used in financing activities                   (51)             (49)

Net (decrease) increase in cash and cash equivalents            (2)             182

Cash and cash equivalents at beginning of period             1,901            1,802

Cash and cash equivalents at end of period             $     1,899       $    1,984

Supplemental information:

   Cash paid for interest                              $       316       $      339

                 See Accompanying Notes to Financial Statements



e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

On January 19, 1996, the stockholders of NPI sold to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, all of the issued and outstanding common stock of NPI.

Upon the closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the three month periods ended March 31, 1997 and 1996 (in thousands):

                                                        For the Three Months Ended
                                                                   March 31,
                                                            1997            1996
Property management fees (included in operating
  expenses)                                                $  71            $ 70
Reimbursement for services of affiliates, including
  $15,000 of construction services reimbursements
  in 1997 (included in general and administrative
  expenses, operating expenses, and investment
  properties)                                                 49              72

For the period of January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at March 31, 1997, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the three month periods ended March 31, 1997 and 1996, are summarized as follows:

                                                                 (In thousands)
                                                                           PROPORTIONATE
                                                            COMBINED           SHARE
Total assets, primarily real estate                        $  12,060         $   2,838

Liabilities, primarily a mortgage payable                  $  11,255         $   2,704
Equity                                                           805               134

Total liabilities and equity                               $  12,060         $   2,838


                                       COMBINED                  PROPORTIONATE SHARE
                              For the Three Months Ended     For the Three Months Ended
                                       March 31,                      March 31,
                                     1997           1996         1997           1996
Total revenues                  $   1,136       $  1,073    $     273       $    257

Operating and other expenses    $     551       $    600    $     133       $    143
Depreciation                          189            181           45             44

Mortgage interest                     249            251           60             60

Total expenses                        989          1,032          238            247

Net income                      $     147       $     41    $      35       $     10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                          1997         1996

Willow Park on Lake Adelaide
   Altamonte Springs, Florida                     94%           96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                           97%           91%

Palisades Apartments
   Montgomery, Alabama                            84%           88%

The Village Apartments (1)
   Voorhees, New Jersey                           93%           91%

(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the increase in occupancy at Oakwood Village to quality customer service and marketing. Despite the completion of road construction in the area, which included re-routing the road to the property, management was still able to increase occupancy. Occupancy decreased at Palisades Apartments due to evictions of tenants with delinquent rent balances. Management expects that this action will reduce bad debt expense in the future. Currently, improvements at the property, including the building of a guard house at the front entrance, are expected to improve overall appearance and occupancy.

The Partnership's net loss for the three months ended March 31, 1997, was approximately $97,000 compared to a net loss of approximately $24,000 for the corresponding period of 1996. The increase in net loss for the three months ended March 31, 1997, is due to an increase in operating expenses and a decrease in total revenues. Included in operating expenses for the three months ended March 31, 1997 is approximately $141,000 of major repairs and maintenance compared to approximately $5,000 for the comparable period in 1996. The increase in operating expenses is attributable to an exterior rehabilitation project at Willow Park during the first quarter of 1997. This project included the expenditure of approximately $111,000 on exterior painting and stucco repair. Partially offsetting the increase in operating expenses is a decrease in general and administrative expenses. The decrease in general and administrative expense is primarily attributable to a decrease in expense reimbursements paid to affiliates of the Managing General Partner in 1997.

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

At March 31, 1997, the Partnership had unrestricted cash of $1,899,000, as compared to $1,984,000 at March 31, 1996. Net cash provided by operating activities decreased primarily as a result of the increase in operating expense, as discussed above, and decreases in accounts payable and other liabilities related to the timing of payments. The decrease in net cash used in investing activities is due primarily to increased withdrawals from restricted escrows in 1997.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,485,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1996 or during the first three months of 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.


                            PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.


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


                         NATIONAL PROPERTY INVESTORS 5


                         By:  NPI EQUITY INVESTMENTS, INC.
                              Its Managing General Partner

                         By:  /s/William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director

                         By:  /s/Ronald Uretta
                              Ronald Uretta
                              Vice President and Treasurer


                         Date: April 24, 1997