Form 10QSB
period 1997-06-30
NATIONAL PROPERTY INVESTORS 5
filed 1997-08-07
CIK 355637

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


                 For the quarterly period ended June 30, 1997


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 5

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                June 30, 1997



Assets
  Cash and cash equivalents                                          $ 1,934
  Receivables and deposits                                               790
  Other assets                                                           413
  Investment properties:
       Land                                          $  2,457
       Buildings and related personal property         30,927
                                                       33,384
       Less accumulated depreciation                  (22,740)        10,644
                                                                     $13,781


Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                   $   123
  Tenant security deposits                                               112
  Accrued taxes                                                          145
  Other liabilities                                                      214
  Mortgage notes payable                                              14,433

Partners' Deficit:
  Limited partners' (82,513 units issued and
       outstanding)                                  $     (8)
  General partner's                                    (1,238)        (1,246)
                                                                     $13,781

                  See Accompanying Notes to Financial Statements



b)                            NATIONAL PROPERTY INVESTORS 5

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Three Months Ended            Six Months Ended
                                         June 30,                      June 30,
                                     1997           1996          1997           1996
Revenues:
 Rental income                    $ 1,380        $ 1,342        $ 2,716       $ 2,710
 Other income                          98            132            224           244
   Total revenues                   1,478          1,474          2,940         2,954

Expenses:
 Operating                            888            841          1,741         1,608
 Interest                             334            339            670           672
 Depreciation                         335            331            663           655
 General and administrative            88             77            130           157
   Total expenses                   1,645          1,588          3,204         3,092

 Net loss                         $  (167)       $  (114)       $  (264)      $  (138)

Net loss allocated to
 general partner (3%)             $    (5)       $    (3)       $    (8)      $    (4)

 Net loss allocated to
 limited partners (97%)              (162)          (111)          (256)         (134)

                                  $  (167)       $  (114)       $  (264)      $  (138)
Net loss per limited
 partnership unit                 $ (1.96)       $ (1.34)       $ (3.10)      $ (1.62)

                 See Accompanying Notes to Financial Statements


  c)                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                       Units      Partner's    Partners'       Total
Original capital contributions       82,513       $      1     $ 41,257      $ 41,258

Partners' (deficit) capital at
   December 31, 1996                 82,513       $ (1,230)    $    248      $   (982)

Net loss for the six months
   ended June 30, 1997                   --             (8)        (256)         (264)

Partners' deficit at
   June 30, 1997                     82,513       $ (1,238)    $     (8)     $ (1,246)

                 See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 5

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                              1997        1996
Cash flows from operating activities:
  Net loss                                                 $ (264)      $ (138)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                               663          655
   Amortization of loan costs                                  40           37
   Change in accounts:
    Receivables and deposits                                 (115)        (122)
    Other assets                                              (28)         (92)
    Accounts payable                                           30           19
    Tenant security deposit liabilities                         1           (5)
    Accrued taxes                                             131          118
    Other liabilities                                          (3)          94

      Net cash provided by operating activities               455          566

Cash flows from investing activities:
    Property improvements and replacements                   (311)        (158)
    Withdrawals from restricted escrows                        85           14
    Deposits to restricted escrows                            (93)        (130)

      Net cash used in investing activities                  (319)        (274)

Cash flows from financing activities:
    Payments of mortgage notes payable                       (103)         (94)

       Net cash used in financing activities                 (103)         (94)

Net increase in cash and cash equivalents                      33          198

Cash and cash equivalents at beginning of period            1,901        1,802

Cash and cash equivalents at end of period                 $1,934       $2,000

Supplemental information:

   Cash paid for interest                                  $  630       $  639

                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                      For the Six Months Ended
                                                              June 30,
                                                         1997            1996
Property management fees (included in operating
  expenses)                                             $ 144            $ 143
Reimbursement for services of affiliates
  (included in general and administrative expenses
  and operating expenses)                                 110              138

For the period of January 19, 1996, to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The condensed, combined balance sheets of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at June 30, 1997, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the six and three month periods ended June 30, 1997 and 1996, are summarized as follows:


                                                     (In thousands)
                                                             PROPORTIONATE
                                                 COMBINED        SHARE
Total assets, primarily real estate              $ 12,157      $  2,861

Liabilities, primarily a mortgage payable        $ 11,263      $  2,706
Equity                                                894           155

Total liabilities and equity                     $ 12,157      $  2,861



                                     COMBINED            PROPORTIONATE SHARE
                             For the Six Months Ended  For the Six Months Ended
                                      June 30,                   June 30,
                                 1997          1996         1997         1996
Total revenues                   $ 2,303    $ 2,240        $  553        $ 538

Operating and other expenses     $ 1,190    $ 1,214        $  286        $ 291
Depreciation                         382        364            92           88
Mortgage interest                    496        501           119          120

Total expenses                     2,068      2,079           497          499

Net income                       $   235    $   161        $   56        $  39


                                      COMBINED            PROPORTIONATE SHARE
                          For the Three Months Ended For the Three Months Ended
                                      June 30,                   June 30,
                                  1997         1996         1997         1996
Total revenues                    $ 1,167     $ 1,167       $ 280        $ 281

Operating and other expenses      $   639     $   614       $ 153        $ 148
Depreciation                          193         183          47           44
Mortgage interest                     247         250          59           60

Total expenses                      1,079       1,047         259          252

Net income                        $    88     $   120       $  21        $  29


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                       1997         1996
Willow Park on Lake Adelaide
   Altamonte Springs, Florida                   95%          96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                         96%          89%

Palisades Apartments
   Montgomery, Alabama                          86%          89%

The Village Apartments (1)
   Voorhees, New Jersey                         94%          93%

(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the increase in occupancy at Oakwood Village to enhanced marketing efforts.

The Partnership's net loss for the six months ended June 30, 1997, was approximately $264,000 compared to a net loss of approximately $138,000 for the corresponding period of 1996. The net loss for the three months ended June 30, 1997, was approximately $167,000 compared to a net loss of approximately $114,000 for the three months ended June 30, 1996. The increase in net loss is primarily attributable to an increase in operating expenses. Included in operating expenses for the six months ended June 30, 1997 is approximately $166,000 of major repairs and maintenance compared to approximately $48,000 for the comparable period in 1996. The increase primarily relates to an exterior rehabilitation project at Willow Park. This project included the expenditure of $111,000 for exterior painting and stucco repair. Partially offsetting the increase in operating expenses for the six months ended June 30, 1997, was a decrease in general and administrative expenses during that same period.
General and administrative expenses decreased primarily due to increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the administrative offices during the first half of 1996.

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

At June 30, 1997, the Partnership had unrestricted cash of $1,934,000 compared to $2,000,000 at June 30, 1996. The net cash provided by operating activities decreased primarily as a result of the increase in operating expenses as discussed above and the decrease in other liabilities related to the timing of payments. The increase in net cash used in investing activities is due to increased property improvements and replacements, which was partially offset by an increase in withdrawals from restricted escrows. Cash used in financing activities remained relatively constant.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,433,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1996 or during the first six months of 1997.


                            PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1997.

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


                         Date: August 7, 1997