Form 10QSB
period 1997-09-30
NATIONAL PROPERTY INVESTORS 5
filed 1997-11-04
CIK 355637

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT

                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.......to.........

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  No   .



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                      NATIONAL PROPERTY INVESTORS 5

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1997


Assets
  Cash and cash equivalents                                         $  1,874
  Receivables and deposits                                               874
  Other assets                                                           398
  Investment properties:
       Land                                           $   2,457
       Buildings and related personal property           31,085
                                                         33,542
       Less accumulated depreciation                    (23,083)      10,459
                                                                    $ 13,605


Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $     95
  Tenant security deposits                                               113
  Accrued taxes                                                          210
  Other liabilities                                                      217
  Mortgage notes payable                                              14,379

Partners' Deficit:
  Limited partners' (82,513 units issued and
       outstanding)                                   $    (166)
   General partner's                                     (1,243)      (1,409)
                                                                    $ 13,605



                 See Accompanying Notes to Financial Statements

b)                            NATIONAL PROPERTY INVESTORS 5

                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                       Three Months Ended           Nine Months Ended
                                         September 30,                September 30,
                                       1997          1996           1997          1996
Revenues:
  Rental income                    $  1,379        $ 1,342      $  4,095       $ 4,052
  Other income                          114             99           338           343
       Total revenues                 1,493          1,441         4,433         4,395

Expenses:
  Operating                             911            919         2,652         2,527
  Interest                              333            338         1,003         1,010
  Depreciation                          343            333         1,006           988
  General and administrative             69             67           199           224
       Total expenses                 1,656          1,657         4,860         4,749

  Net loss                         $   (163)       $  (216)     $   (427)      $  (354)

Net loss allocated to
  general partner (3%)             $     (5)       $    (6)     $    (13)      $   (11)

Net loss allocated to
  limited partners (97%)               (158)          (210)         (414)         (343)
                                   $   (163)       $  (216)     $   (427)      $  (354)

Net loss per limited
   partnership unit                $  (1.91)       $ (2.55)     $  (5.02)      $ (4.16)

                  See Accompanying Notes to Financial Statements

  c)                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General      Limited
                                       Units      Partner's     Partners'       Total
Original capital contributions       82,513       $      1    $  41,257     $  41,258

Partners' (deficit) capital at
   December 31, 1996                 82,513       $ (1,230)   $     248     $    (982)

Net loss for the nine months
   ended September 30, 1997              --            (13)        (414)         (427)

Partners' deficit at
   September 30, 1997                82,513       $ (1,243)   $    (166)    $  (1,409)

                 See Accompanying Notes to Financial Statements

d)                         NATIONAL PROPERTY INVESTORS 5

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                          1997             1996
Cash flows from operating activities:
  Net loss                                             $  (427)          $ (354)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                          1,006              988
   Amortization of loan costs                               59               58
   Change in accounts:
    Receivables and deposits                              (188)            (194)
    Other assets                                           (32)             (43)
    Accounts payable                                         2               (9)
    Tenant security deposit liabilities                      2               (7)
    Accrued taxes                                          196              172
    Other liabilities                                       --              138

      Net cash provided by operating activities            618              749

Cash flows from investing activities:
    Property improvements and replacements                (469)            (401)
    Withdrawals from restricted escrows                    109               48
    Deposits to restricted escrows                        (128)            (149)

      Net cash used in investing activities               (488)            (502)

Cash flows from financing activities:
    Payments of mortgage notes payable                    (157)            (146)

       Net cash used in financing activities              (157)            (146)

Net (decrease) increase in cash and cash
  equivalents                                              (27)             101

Cash and cash equivalents at beginning of period         1,901            1,802

Cash and cash equivalents at end of period              $1,874           $1,903

Supplemental information:
  Cash paid for interest                                $  944           $  976

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENT
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                          1997             1996
Property management fees (included in operating
  expenses)                                               $216             $215
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                165              175

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The condensed, combined balance sheet of The Village Apartments and the Partnership's proportionate share of assets, liabilities and equity at September 30, 1997, and the condensed, combined statements of operations of The Village Apartments and the Partnership's proportionate share of revenues and expenses for the nine and three month periods ended September 30, 1997 and 1996, are summarized as follows (in thousands):

                                                                           PROPORTIONATE
                                                            COMBINED           SHARE

                                                          September 30,     September 30,
                                                              1997             1997
Total assets, primarily real estate                        $ 12,097           $ 2,847

Liabilities, primarily a mortgage payable                  $ 11,187           $ 2,688
Equity                                                          910               159
Total liabilities and equity                               $ 12,097           $ 2,847

                                        COMBINED                 PROPORTIONATE SHARE

                               For the Nine Months Ended      For the Nine Months Ended
                                      September 30,                  September 30,
                                    1997           1996           1997          1996
Total revenues                  $   3,510      $   3,419      $    844       $     822

Operating and other expenses    $   1,934      $   1,879      $    464       $     451
Depreciation                          581            553           140             133
Mortgage interest                     743            752           179             181

Total expenses                      3,258          3,184           783             765

Net income                      $     252       $    235      $     61       $      57

                                          COMBINED              PROPORTIONATE SHARE

                                For the Three Months Ended  For the Three Months Ended
                                     September 30,                 September 30,
                                    1997           1996        1997          1996
Total revenues                  $   1,207      $   1,179    $     291     $     284

Operating and other expenses    $     744      $     665    $     178     $     160
Depreciation                          199            189           48            45
Mortgage interest                     247            251           60            61

Total expenses                      1,190          1,105          286           266

Net income                      $      17      $      74    $       5     $      18


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                    Average
                                                   Occupancy
Property                                       1997         1996

Willow Park on Lake Adelaide
   Altamonte Springs, Florida                   96%          96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                         96%          89%

Palisades Apartments
   Montgomery, Alabama                          86%          88%

The Village Apartments (1)
   Voorhees, New Jersey                         94%          94%


(1) This property was purchased as a tenancy in common with National Property Investors 6, an affiliated public partnership, which acquired a 75.972% undivided interest, with the Partnership owning the remaining 24.028%.

The Managing General Partner attributes the increase in occupancy at Oakwood Village to enhanced marketing efforts necessitated by the recent completion of road construction which has caused the property to be less readily accessible. To combat the diversion of traffic, the property expanded its marketing to include signs, maps and pamphlets emphasizing the property's location.

The Partnership's net loss for the nine months ended September 30, 1997, was approximately $427,000 compared to a net loss of approximately $354,000 for the corresponding period of 1996. The net loss for the three months ended September 30, 1997, was approximately $163,000 compared to a net loss of approximately $216,000 for the three months ended September 30, 1996. The increase in net loss for the nine month period ended September 30, 1997 is primarily attributable to an increase in operating expenses. Included in operating expenses for the nine months ended September 30, 1997 is approximately $211,000 of major repairs and maintenance compared to approximately $98,000 for the comparable period in 1996. The increase primarily relates to an exterior rehabilitation project at Willow Park. This project included the expenditure of $111,000 for exterior painting and stucco repair. Other major repairs and maintenance included in operating expenses for the nine months ended September 30, 1997 consisted primarily of major landscaping, window coverings, and swimming pool repairs. Major repairs and maintenance included in operating expense for 1996 were comprised primarily of exterior building repairs, major landscaping and window coverings. Partially offsetting the increase in operating expenses for the nine months ended September 30, 1997, was a decrease in general and administrative expenses during that same period. General and administrative expenses decreased primarily due to increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the administrative offices during the first half of 1996.

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

At September 30, 1997, the Partnership had unrestricted cash of $1,874,000 compared to $1,903,000 at September 30, 1996. The net cash provided by operating activities decreased primarily as a result of the increase in operating expenses as discussed above. In addition, cash provided by other liabilities decreased due to the timing of rental collections. The decrease in net cash used in investing activities is due to increased withdrawals from restricted escrows, which was partially offset by an increase in property improvements and replacements. Cash used in financing activities remained relatively stable.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,379,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in 1996 or during the first nine months of 1997. No distributions are anticipated during the fourth quarter of 1997.



                            PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended September 30, 1997.



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

                           Date: November 4, 1997