Form 10KSB
period 1997-12-31
NATIONAL PROPERTY INVESTORS 5
filed 1998-03-17
CIK 355637

FORM 10-KSB.-ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $4,780,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership's interest would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS


National Property Investors 5 (the "Partnership" or "Registrant") is a publicly-held California limited partnership organized under the Uniform Limited Partnership laws of California as of July 15, 1981. The Partnership's Managing General Partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation. The Managing General Partner was a wholly-owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust ("IPT") acquired the stock of the Managing General Partner.

The Partnership, through its public offering of Limited Partnership Units, sold 82,513 units aggregating $41,256,500. The general partners contributed capital in the amount of $1,000 for a 3% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns three apartment complexes and has a 24.028% interest in another apartment complex. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day to day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. See "Item 9" for information on the directors and executive officers of the Managing General Partner.

On January 19, 1996, Insignia NPI LLC ("Insignia LLC"), an affiliate of Insignia, acquired 37,101 limited partnership units (approximately 45% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"), an affiliate of Insignia. Subsequent to January 19, 1996, IPLP acquired an additional 12 limited partnership units. (See "Item 11. Security Ownership of Certain Beneficial Owners and Management").

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                  Date of
            Property              Purchase  Type of Ownership               Use
Willow Park on Lake Adelaide      12/13/82  Fee ownership, subject       Apartment
 Altamonte Springs, Florida                 to a first mortgage          185 units

Oakwood Village at                 8/3/82   Fee ownership, subject       Apartment
 Lake Nan Apartments                        to a first mortgage          278 units
 Orlando, Florida

Palisades Apartments               6/22/83  Fee ownership, subject       Apartment
 Montgomery, Alabama                        to a first mortgage          432 units

The Village Apartments             1/5/84   Tenant in common with        Apartment
  Vorhees Township, New Jersey              National Property            138 units (1)
                                            Investors 6, the
                                            Partnership owns a 24.028%
                                            interest; subject to a
                                            first mortgage

(1) Represents the Partnership's pro-rata share. In total, The Village Apartments consists of 576 units.

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                           Gross
                         Carrying    Accumulated                               Federal
       Property            Value     Depreciation       Rate        Method    Tax Basis
Willow Park            $  6,980     $   4,803       5-27.5 yrs.      S/L      $    848
Oakwood Village           9,625         6,883       5-27.5 yrs.      S/L           991
Palisades                12,488         9,025       5-27.5 yrs.      S/L         2,322
Total                  $ 29,093     $  20,711                                 $  4,161

See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):

                          Principal                                         Principal
                          Balance At                 Period                  Balance
                         December 31,  Interest    Amortized    Maturity     Due At
        Property             1997        Rate         (a)         Date      Maturity
Willow Park             $   2,939        8.56%    30 years     02/01/01   $  2,833

Oakwood Village             3,973        8.56%    30 years     02/01/01      3,829

Palisades                   4,792        9.00%    22 years     07/01/03      3,996

Total                   $  11,704

(a) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                Average Annual             Average Annual
                                 Rental Rates                Occupancy
         Property             1997          1996         1997         1996

Willow Park               $6,591/unit  $6,364/unit        96%          95%

Oakwood Village            6,075/unit   6,068/unit        96%          91%

Palisades                  4,620/unit   4,749/unit        87%          88%

The Managing General Partner attributes the increase in occupancy at Oakwood Village to enhanced marketing efforts necessitated by the recent completion of road construction which has caused the property to be less readily accessible. To combat the diversion of traffic, the property expanded its marketing to include signs, maps and pamphlets emphasizing the property's location. The average rental rate at Palisades decreased during 1997 in an effort to increase occupancy. Due to the deteriorating sub-market, management has taken measures to improve security at the property but continues to find it difficult to attract qualified residents.

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

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                  1997         1997
                                 Billing       Rate

Willow Park                   $      84        1.98%
Oakwood Village                     104        1.92%
Palisades                            45        3.45%

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


                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 82,513 Limited Partnership Units aggregating $41,256,500. As of January 1, 1998, the number of holders of Limited Partnership units was 2,920. There is no intention to sell additional Limited Partnership Units nor is there an established public market for these Units.

Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made in 1997 or 1996. The Managing General Partner does not anticipate making any distributions during 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was approximately $564,000 versus a net loss of approximately $515,000 for the year ended December 31, 1996. The increase in net loss in 1997 is primarily attributable to a decrease in equity in net income of tenant-in-common property and an increase in total expenses which was partially offset by an increase in revenues. Expenses increased primarily due to an increase in operating expenses. Included in operating expenses for the year ended December 31, 1997 is approximately $238,000 of major repairs and maintenance compared to approximately $141,000 for the year ended December 31, 1996. The increase relates primarily to an exterior rehabilitation project at Willow Park. This project included the expenditure of $111,000 for exterior painting and stucco repair. Other major repairs and maintenance included in operating expenses in 1997 consist of landscaping and swimming pool and exterior building repairs. Major repairs and maintenance included in operating expenses for 1996 were comprised primarily of exterior building repairs and landscaping. Partially offsetting the increase in operating expenses was the decrease in property tax expense for 1997. Property taxes decreased due to a decrease in the Palisades' assessment in 1997. The decrease in income at the tenant-in-common property, the Village, was primarily due to a 1997 exterior painting project, of which the Partnership's share was approximately $76,000. The Partnership's revenues increased for the year ended December 31, 1997 as compared to December 31, 1996 due to increased rental income. Rental income increased as a result of an overall increase in occupancy and average rental rates at the Partnership's properties.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership had cash and cash equivalents of $1,350,000 compared to $1,421,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 was $71,000 compared to a net decrease of $37,000 for the year ended December 31, 1996. The net cash provided by operating activities increased primarily due to the timing of payments on accounts payable. The increase in net cash used in investing activities is primarily due to an increase in property improvements and replacements. This was partially offset by 1997 distributions of $408,000 from the tenant-in-common property. Cash used in financing activities remained relatively stable.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,704,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made in 1997 or 1996. The Managing General Partner does not anticipate making any distributions during 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.   FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

   Report of Independent Auditors

   Balance Sheet - December 31, 1997

   Statements of Operations - Years ended December 31, 1997 and 1996

   Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

   Statements of Cash Flows - Years ended December 31, 1997 and 1996

   Notes to  Financial Statements




                         Independent Auditors' Report



To the Partners
National Property Investors 5
Greenville, South Carolina

We have audited the accompanying balance sheet of National Property Investors 5 (a limited partnership)(the "Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Partnership changed its accounting for its investment in a tenant-in-common property, in 1997, from pro-forma consolidation to the equity method of accounting.

                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998


                         NATIONAL PROPERTY INVESTORS 5

                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)


Assets
    Cash and cash equivalents                                            $  1,350
    Receivables and deposits                                                  267
    Restricted escrows                                                        347
    Other assets                                                              301
    Investment properties (Notes B & F):
         Land                                          $   2,145
         Buildings and related personal property          26,948
                                                          29,093
         Less accumulated depreciation                   (20,711)           8,382
                                                                         $ 10,647

Liabilities and Partners' Deficit
Liabilities
     Accounts payable                                                    $    159
     Tenant security deposits payable                                          99
     Accrued property taxes                                                    11
     Other liabilities                                                        220
     Mortgage notes payable (Note C)                                       11,704

Partners' Deficit:
     Limited partners' (82,513 units issued and
         outstanding)                                  $    (299)
     General partner's                                    (1,247)          (1,546)
                                                                         $ 10,647

                 See Accompanying Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                 Years Ended December 31,
                                                    1997            1996
Revenues:
   Rental income                               $    4,414      $    4,372
   Other income                                       366             378
       Total revenues                               4,780           4,750

Expenses:
  Operating                                         2,610           2,565
  Interest                                          1,097           1,105
  Depreciation                                      1,162           1,153
  General and administrative                          264             270
  Property taxes                                      234             251
       Total expenses                               5,367           5,344

Equity in net income of tenant-in-common
   property (Note G)                                   23              79

   Net loss                                    $     (564)     $     (515)

Net loss allocated to general partner (3%)     $      (17)     $      (15)
Net loss allocated to limited partners (97%)         (547)           (500)

                                               $     (564)     $     (515)

Net loss per limited partnership unit          $    (6.63)     $    (6.06)


                 See Accompanying Notes to Financial Statements

                             NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership   General      Limited
                                    Units      Partner's    Partners'       Total
Original capital contributions     82,513    $      1      $ 41,257      $ 41,258

Partners' (deficit) capital at
   December 31, 1995               82,513    $ (1,215)     $    748      $   (467)

Net loss for the year
   ended December 31, 1996             --         (15)         (500)         (515)

Partners' (deficit) capital
   at December 31, 1996            82,513      (1,230)          248          (982)

Net loss for the year ended
   December 31, 1997                   --         (17)         (547)         (564)

Partners' deficit at
   December 31, 1997               82,513    $ (1,247)     $   (299)     $ (1,546)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                              STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years Ended December 31,
                                                          1997            1996
Cash flows from operating activities:
   Net loss                                           $      (564)    $      (515)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Equity in net income from
      tenant-in-common property                               (23)            (79)
     Depreciation                                           1,162           1,153
     Amortization of loan costs                                66              64
     Change in accounts:
      Receivables and deposits                                 17             (14)
      Other assets                                              1               2
      Accounts payable                                         75              21
      Tenant security deposits payable                         13              (5)
      Accrued property taxes                                   (3)             --
      Other liabilities                                       (18)             75

       Net cash provided by operating activities              726             702

Cash flows from investing activities:
      Net deposits to restricted escrows                      (53)            (93)
      Property improvements and replacements                 (977)           (486)
      Distribution from tenant-in-common property             408              --

       Net cash used in investing activities                 (622)           (579)

Cash flows from financing activities:
      Payments of mortgage notes payable                     (175)           (160)

       Net cash used in financing activities                 (175)           (160)

Net decrease in cash and cash equivalents                     (71)            (37)

Cash and cash equivalents at beginning of period            1,421           1,458

Cash and cash equivalents at end of period             $    1,350      $    1,421

Supplemental information:
  Cash paid for interest                               $    1,031      $    1,046

                 See Accompanying Notes to Financial Statements

                         NATIONAL PROPERTY INVESTORS 5

                         Notes to Financial Statements

                               December 31, 1997

NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 5 (the "Partnership") owns a 24.028% interest in The Village Apartments (the "Village") (see "Note G"). Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At December 31, 1997, the Partnership's investment account had a deficit balance of approximately $46,000, which is included in other liabilities.

The statement of operations and cash flows for the year-ended December 31, 1996 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1996 statement of operations to conform to the current year presentation. These changes had no effect on the net loss of the Partnership or on the net loss per limited partnership unit.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

The Partnership was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981, for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida and one complex located in Alabama. The Partnership also owns a 24.028 percent interest (as a tenant-in-common with an affiliate of the managing general partner) in an apartment complex located in New Jersey, which is accounted for under the equity method of accounting (see "Note A"). The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. Limited partners' units are at a stated value of $500. A total of 82,513 units of the limited partnership were issued for aggregate capital contributions of $41,256,500. In addition, the general partners contributed a total of $1,000 to the Partnership.

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

Fair Value of Financial Instruments:

"Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

For real estate purchased in joint ownership with an affiliated partnership, effective December 31, 1997, the Partnership accounts for the tenant-in-common property under the equity method of accounting. At December 31, 1997, the Partnership's investment had a deficit balance of approximately $46,000, which is included in other liabilities.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising costs:

Advertising costs of approximately $86,000 in 1997 and $77,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 27.5 years for buildings and improvements and from five to seven years for furnishings.

Loan Costs:

Loan costs of approximately $519,000 are included in other assets at December 31, 1997. Loan costs are deferred and amortized as interest expense over the term of the related loan. At December 31, 1997, the accumulated amortization totaled approximately $269,000.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE C -  MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows (in thousands):

                        Principal       Monthly                           Principal
                        Balance At      Payment                            Balance
                       December 31,    Including    Interest   Maturity     Due At
      Property             1997         Interest      Rate       Date      Maturity
Willow Park          $   2,939         $   23        8.56%    02/01/01   $   2,833
Oakwood Village          3,973             32        8.56%    02/01/01       3,829
Palisades                4,792             45        9.00%    07/01/03       3,996
Total                $  11,704         $  100

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                 1998                   $    191
                 1999                        208
                 2000                        228
                 2001                      6,823
                 2002                        168
              Thereafter                   4,086
                                       $  11,704


NOTE D - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods which are not in accordance with generally accepted accounting principles. A reconciliation of the net loss per the financial statements to the net taxable loss to partners is as follows (in thousands, except unit data):


                                              1997       1996

Net loss per financial statements          $  (564)   $  (515)

Difference in income and expenses for
  financial statement and tax reporting         18         22

Difference between tax depreciation
  and financial statement depreciation          64        (18)

Net taxable loss to partners               $  (482)   $  (511)

Federal taxable loss per limited
  partnership unit                         $ (5.67)   $ (6.00)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1997 (in thousands):


       Net liabilities as reported               $ (1,546)
       Land and buildings                            (739)
       Accumulated depreciation                    (5,025)
       Syndication and distribution costs           4,485
       Other                                           27

       Net liabilities - Federal tax basis       $ (2,798)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner") is the general partner of the Partnership. NPI Equity was a wholly-owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired the stock of NPI Equity.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI. An affiliate of Insignia owns 37,113 units or approximately 45% of the total limited partnership units.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):


                                                           1997          1996
Property management fees (included in operating
  expenses)                                              $  234        $  234
Reimbursement for services of affiliates, including
  $32,000 and $21,000 of construction services
  reimbursements in 1997 and 1996, respectively
  (included in general and administrative expenses,
  operating expenses, and investment properties)            255           222

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. There were no distributions of cash from operations during the years ended December 31, 1997 and 1996. Upon the sale of all properties and termination of the Partnership, the general partner may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon sale of Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                                  Initial Cost
                                                 To Partnership

                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
Description                Encumbrances      Land     Property      Acquisition
Willow Park               $   2,939       $  567    $   5,218       $    1,195
Oakwood Village               3,973          589        7,181            1,855
Palisades                     4,792          970        8,448            3,070
    Totals                $  11,704     $  2,126    $  20,847       $    6,120

                Gross Amount At Which Carried
                    At December 31, 1997

                           Buildings
                              And
                            Related                            Year Of
                           Personal             Accumulated   Construc-   Date    Depreciable
   Description     Land    Property     Total   Depreciation    tion    Acquired  Life-Years
Willow Park      $   574  $   6,406  $ 6,980    $   4,803       1973      12/82  5-27.5 yrs.
Oakwood Village      595      9,030    9,625        6,883       1973      08/82  5-27.5 yrs.
Palisades            976     11,512   12,488        9,025     1968-1972   06/83  5-27.5 yrs.
     Totals      $ 2,145  $  26,948  $29,093    $  20,711


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                           Years Ended December 31,
                                             1997            1996
Investment Properties

Balance at beginning of year           $     28,116    $     27,630
  Property improvements and
     replacements                               977             486

Balance at end of year                 $     29,093    $     28,116


                                           Years Ended December 31,
                                             1997            1996
Accumulated Depreciation

Balance at beginning of year           $    19,549     $    18,396
  Additions charged to expense               1,162           1,153

Balance at end of year                 $    20,711     $    19,549


The aggregate cost of the real estate for Federal income tax purposes for the Partnership's investment properties at December 31, 1997 and 1996 respectively, is approximately $28,475,000 and $27,494,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is approximately $24,314,000 and $23,253,000, respectively.

NOTE G - TENANT-IN-COMMON PROPERTY

The Partnership currently owns the Village, as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note A"). At December 31, 1997 the Partnership's investment account had a deficit balance of approximately $46,000, which is included in other liabilities.

The condensed balance sheet of the Village at December 31, 1997, is summarized as follows (in thousands):

Assets                                December 31, 1997

Investment property, net                  $   9,999
Other assets                                  1,472
  Total                                   $  11,471

Liabilities and Partners' Capital

Mortgage note payable                     $  10,909
Other liabilities                               506
Partners capital                                 56
  Total                                   $  11,471

Condensed statement of operations of the Village for the years ended December 31, 1997 and 1996 are as follows (in thousands):


                                  Year Ended December 31,
                                    1997           1996

Total revenues                  $  4,671        $  4,559
Operating and other expenses       2,808           2,487
Depreciation                         778             745
Mortgage interest                    988           1,000

 Total expenses                    4,574           4,232

Net income                      $     97        $    327



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), are set forth below. There are no family relationships between or among any officers or directors.

Name                                Age                  Position

William H. Jarrard, Jr.             51                   President and Director

Ronald Uretta                       41                   Vice President and
                                                           Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel LeBey                        32                   Vice President and
                                                           Secretary

Kelley M. Buechler                  40                   Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since January 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

Name and address of              Amount of nature of
Beneficial Owner                   Beneficial Owner         % of Class

Insignia Properties, LP                 37,113                45.0%
One Insignia Financial Plaza
Greenville, SC 29602

All directors and executive                 --                  --
officers as a group (six persons)

On January 19, 1996, Insignia NPI LLC ("Insignia LLC"), an affiliate of Insignia, acquired 37,101 limited partnership units (approximately 45% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP"), an affiliate of Insignia. Subsequent to January 19, 1996, IPLP acquired an additional 12 limited partnership units.

As a result of its ownership of 37,113 limited partnership units, Insignia Properties L.P. ("IPLP"), an affiliate of Insignia, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP has agreed for the benefit of non-tendering unitholders that it will vote its Units acquired from DeForest II: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired.

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

NPI Equity is the general partner of the Partnership. NPI Equity was a wholly-owned subsidiary of National Property Investors, Inc. ("NPI") until December 31, 1996, at which time the stock of NPI Equity was acquired by IPT, an affiliate of Insignia.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of NPI Equity and NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996 (in thousands):

                                                           1997          1996

Property management fees                                 $  234        $  234
Reimbursement for services of affiliates, including
  $32,000 and $21,000 of construction services
  reimbursements in 1997 and 1996, respectively             255           222

For the period of January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. There were no distributions of cash from operations during the years ended December 31, 1997 and 1996. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $500,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon sale of Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

An affiliate of Insignia owns approximately 45% of the total limited partnership units of the Partnership, as described in "Item 11" above.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1997: None.


                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NATIONAL PROPERTY INVESTORS 5

                         By:  NPI EQUITY INVESTMENTS, INC.
                              Its Managing General Partner

                         By:  /s/William H. Jarrard, Jr.
                              William H. Jarrard, Jr.
                              President and Director

                         Date: March 17, 1998


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.   President and Director         March 17, 1998
William H. Jarrard, Jr.

/s/Ronald Uretta              Vice President and Treasurer   March 17, 1998
Ronald Uretta



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

   10.10 Multifamily Note and Addendum, dated January 3, 1994, made by the Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

   10.11 Multifamily Mortgage, Assignment of Rents and Security Agreement and Rider, dated January 3, 1994, between the Partnership and Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

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