Form 10QSB
period 1998-03-31
NATIONAL PROPERTY INVESTORS 5
filed 1998-05-06
CIK 355637

FORM 10-QSB --QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-11095


                         NATIONAL PROPERTY INVESTORS 5
       (Exact name of small business issuer as specified in its charter)

         California                                           22-2385051
State or other jurisdiction of                              (IRS Employer
(incorporation or organization)                           Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                       Greenville, South Carolina  29602
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

ITEM 1.  FINANCIAL STATEMENTS



a)
                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                                   (Unaudited)

                                  March 31, 1998
                         (in thousands, except unit data)



Assets
  Cash and cash equivalents                                      $  1,323
  Receivables and deposits                                            346
  Restricted escrows                                                  324
  Other assets                                                        255
  Investment properties:
       Land                                        $   2,145
       Buildings and related personal property        26,828
                                                      28,973
       Less accumulated depreciation                 (20,734)       8,239
                                                                 $ 10,487

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                               $    100
  Tenant security deposits payable                                    101
  Accrued property taxes                                               73
  Other liabilities                                                   196
  Mortgage notes payable                                           11,658

Partners' Deficit:
  Limited partners' (82,513 units issued and
       outstanding)                                $    (391)
  General partner's                                   (1,250)      (1,641)
                                                                 $ 10,487


                 See Accompanying Notes to Financial Statements



 b)
                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                              March 31,
                                                        1998           1997
Revenues:
  Rental income                                       $  1,115      $  1,063
  Other income                                              88           112
       Total revenues                                    1,203         1,175

Expenses:
  Operating                                                568           642
  Interest                                                 271           276
  Depreciation                                             294           283
  General and administrative                                58            42
  Property taxes                                            62            64
  Loss on disposal of property                              64            --
        Total expenses                                   1,317         1,307

Equity in net income of tenant-in-common
  property                                                  19            35

Net loss                                              $    (95)     $    (97)

Net loss allocated to general partner (3%)            $     (3)     $     (3)

Net loss allocated to limited partners (97%)               (92)          (94)

                                                      $    (95)     $    (97)

Net loss per limited partnership unit                 $  (1.11)     $  (1.14)


                 See Accompanying Notes to Financial Statements


  c)
                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                       Units      Partner's     Partners'      Total
Original capital contributions       82,513       $      1    $  41,257     $  41,258

Partners' deficit at
   December 31, 1997                 82,513       $ (1,247)   $    (299)    $  (1,546)

Net loss for the three months
   ended March 31, 1998                  --             (3)         (92)          (95)

Partners' deficit at
   March 31, 1998                    82,513       $ (1,250)   $    (391)    $  (1,641)

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
Cash flows from operating activities:
  Net loss                                            $       (95)  $       (97)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                               294           283
   Amortization of loan costs                                  16            16
   Loss on disposal of property                                64            --
   Equity in net income of tenant-in-common
    property                                                  (19)          (35)
   Change in accounts:
    Receivables and deposits                                  (79)         (104)
    Other assets                                               30            18
    Accounts payable                                          (59)          (41)
    Tenant security deposit payable                             2             3
    Accrued property taxes                                     62            65
    Other liabilities                                          (5)          (17)

      Net cash provided by operating activities               211            91

Cash flows from investing activities:
    Property improvements and replacements                   (215)         (108)
    Net receipts from restricted escrows                       23            17
    Distributions from tenant-in-common property               --           240

      Net cash (used in) provided by investing               (192)          149
         activities

Cash flows from financing activities:
    Payments of mortgage notes payable                        (46)          (43)

      Net cash used in financing activities                   (46)          (43)

Net (decrease) increase in cash and cash equivalents          (27)          197

Cash and cash equivalents at beginning of period            1,350         1,421

Cash and cash equivalents at end of period            $     1,323   $     1,618

Supplemental information:
   Cash paid for interest                             $       256   $       259


                 See Accompanying Notes to Financial Statements
e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation (see "Note B").

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 5 owns a 24.028% interest in The Village Apartments (the "Village") (see "Note D"). Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At March 31, 1998, the Partnership's investment account had a deficit balance of approximately $27,000, which is included in other liabilities.

The statement of operations and cash flows for the period ending March 31, 1997 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1997 statement of operations to conform to the current year presentation. These changes had no effect on the net loss of the Partnership or on the net loss per limited partnership unit.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred in the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                 For the Three Months Ended
                                                           March 31,
                                                      1998         1997

Property management fees (included in operating
  expenses)                                          $  60        $ 58
Reimbursement for services of affiliates, including
  $35,000 and $14,000 of construction services
  reimbursements in 1998 and 1997, respectively
  (included in general and administrative expenses,
  operating expenses, and investment properties)        83          48

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D- TENANT-IN-COMMON PROPERTY

The Partnership currently owns the Village as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note B"). At March 31, 1998, the Partnership's investment account had a deficit balance of approximately $27,000, which is included in other liabilities.

The condensed balance sheet of the Village at March 31, 1998, is summarized as follows (in thousands):


                                                         March 31,
                                                           1998
Assets
Investment property, net                                $  9,850
Other assets                                               1,397
   Total                                                $ 11,247
Liabilities and Partners' Capital
Mortgage note payable                                   $ 10,869
Other liabilities                                            244
Partners capital                                             134
   Total                                                $ 11,247

Condensed statements of operations of the Village for the three month periods ending March 31, 1998 and 1997 are as follows (in thousands):


                                     Three Months Ended
                                          March 31,
                                     1998           1997

Total revenues                    $  1,134      $  1,125

Operating and other expenses           613           540
Depreciation                           198           189
Mortgage interest                      245           249
 Total expenses                      1,056           978

Net income                        $     78      $    147


NOTE E - SUBSEQUENT EVENT

Subsequent to March 31, 1998, the Partnership entered into an agreement with an unaffiliated party to sell the Village, the Partnership's tenant-in-common property. The potential purchaser is currently inspecting the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by July 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                        Average
                                                       Occupancy
Property                                           1998         1997

Willow Park on Lake Adelaide
   Altamonte Springs, Florida                      96%           94%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                            97%           97%

Palisades Apartments
   Montgomery, Alabama                             87%           84%


The Managing General Partner attributes the increase in occupancy at Palisades to reduced rental rates.

The Partnership's net loss for the three months ended March 31, 1998 was approximately $95,000 versus a net loss of $97,000 for the three months ended March 31, 1997. The increase in income was offset by a slight increase in expenses and a decrease in equity in net income of tenant-in-common property. Included in operating expense for the three months ended March 31, 1998 is approximately $13,000 of major repairs and maintenance comprised primarily of exterior building repairs. Included in operating expense for the three months ended March 31, 1997 is approximately $141,000 of major repairs and maintenance comprised primarily of an exterior painting project of approximately $111,000 at Willow Park and exterior building repairs. Rental income increased due to increased rental rates at both Willow Park and Oakwood Village as well as overall increased average occupancy. Partially offsetting the decrease in operating expense and increased rental revenue were increased general and administrative expenses, a loss on disposal of property, and decreased equity in net income of the tenant-in-common property. General and administrative expenses increased primarily due to increased expense reimbursements. The loss on disposal of property relates to the write-off of the remaining basis of roofs that were replaced at Palisades. Net income at the tenant-in-common property, the Village, decreased primarily due to increased utility costs, in part due to decreased occupancy, and maintenance expenses related to the completion of the 1997 exterior painting project.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,323,000 compared to approximately $1,618,000 at March 31, 1997. The net decrease in cash and cash equivalents for the period ended March 31, 1998 was $27,000 compared to a net increase of $197,000 for the period ended March 31, 1997. Net cash provided by operating activities increased primarily due to fewer major repair and maintenance items being performed in first quarter of 1998. The increase in cash provided by operating activities can also be partly attributed to the decrease in cash used for receivables and deposits due to the timing of payments. Net cash used in investing activities increased in the three months ended March 31, 1998 due to an increase in property improvements and replacements. In the three months ended March 31, 1997, investing activities provided cash due to a distribution from the tenant-in-common property. Net cash provided by financing activities remained relatively constant.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,658,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions were made during the first three months of 1998 or during 1997. Currently, the Managing General Partner does not anticipate making any distributions during 1998.

Subsequent to March 31, 1998, the Partnership entered into an agreement with an unaffiliated party to sell the Village, the Partnership's tenant-in-common property. The potential purchaser is currently inspecting the property, pursuant to the Contract to Purchase and Sell Property. The Managing General Partner expects the sale to be completed by July 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                           Date: May 6, 1998