Form 10QSB
period 1998-06-30
NATIONAL PROPERTY INVESTORS 5
filed 1998-08-13
CIK 355637

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


                  For the quarterly period ended June 30, 1998


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

ITEM 1.  FINANCIAL STATEMENTS



a)
                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1998
                         (in thousands, except unit data)




Assets
  Cash and cash equivalents                                $  1,565
  Receivables and deposits                                      438
  Restricted escrows                                            133
  Other assets                                                  228
  Investment in tenant-in-common property                     4,659
  Investment properties:
       Land                                     $  2,145
       Buildings and related personal property    27,027
                                                  29,172
       Less accumulated depreciation             (21,028)     8,144
                                                           $ 15,167

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                         $    213
  Tenant security deposit liabilities                           106
  Accrued property taxes                                        136
  Other liabilities                                             475
  Mortgage notes payable                                     11,610

Partners' Capital (Deficit):
  Limited partners' (82,513 units issued and
       outstanding)                             $  3,749
  General partner's                               (1,122)     2,627
                                                           $ 15,167

                 See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended Six Months Ended
                                         June 30,          June 30,
                                       1998     1997     1998     1997
Revenues:
 Rental income                        $1,119   $1,102   $2,234   $2,165
 Other income                             78       83      166      195
   Total revenues                      1,197    1,185    2,400    2,360

Expenses:
 Operating                               641      656    1,209    1,298
 Interest                                270      275      541      551
 Depreciation                            294      288      588      571
 General and administrative               58       88      116      130
 Property taxes                           62       66      124      130
 Incentive compensation fee              290       --      290       --
 Loss on disposal of property             --       --       64       --
   Total expenses                      1,615    1,373    2,932    2,680

Equity in net income of
   tenant-in-common property           4,686       21    4,705       56

Net income (loss)                     $4,268   $ (167)  $4,173   $ (264)

Net income (loss) allocated to
   general partner (3%)               $  128   $   (5)  $  125   $   (8)

Net income (loss) allocated to
   limited partners (97%)              4,140     (162)   4,048     (256)
                                      $4,268   $ (167)  $4,173   $ (264)

Net income (loss) per limited
   partnership unit                   $50.17   $(1.96)  $49.06   $(3.10)

                 See Accompanying Notes to Financial Statements

c)
                          NATIONAL PROPERTY INVESTORS 5

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    82,513     $      1   $41,257    $41,258

Partners' deficit at
   December 31, 1997              82,513     $ (1,247)  $  (299)   $(1,546)

Net income for the six months
   ended June 30, 1998                --          125     4,048      4,173

Partners' (deficit) capital at
   June 30, 1998                  82,513     $ (1,122)  $ 3,749    $ 2,627

                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                         1998      1997
Cash flows from operating activities:
  Net income (loss)                                    $ 4,173   $  (264)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                            588       571
   Amortization of loan costs                               33        33
   Loss on disposal of property                             64        --
   Equity in net income of tenant-in-common property    (4,705)      (56)
   Change in accounts:
    Receivables and deposits                              (171)     (110)
    Other assets                                            40       (15)
    Accounts payable                                        54        31
    Tenant security deposit liabilities                      7         3
    Accrued property taxes                                 125       131
    Other liabilities                                      301       (13)

      Net cash provided by operating activities            509       311

Cash flows from investing activities:
    Property improvements and replacements                (414)     (259)
    Net receipts from (deposits to)
      restricted escrows                                   214        (8)
    Distributions from tenant-in-common property            --       240

      Net cash used in investing activities               (200)      (27)

Cash flows from financing activities:
    Payments of mortgage notes payable                     (94)      (86)

      Net cash used in financing activities                (94)      (86)

Net increase in cash and cash equivalents                  215       198

Cash and cash equivalents at beginning of period         1,350     1,421

Cash and cash equivalents at end of period             $ 1,565   $ 1,619

Supplemental information:
   Cash paid for interest                              $   510   $   518

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation (see "Note B").

NOTE B-CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON PROPERTY

National Property Investors 5 owned a 24.028% interest in The Village Apartments (the "Village") (see "Note D"). On June 30, 1998, the property was sold.
Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. Under the equity method, the original investment is increased by advances to the Village and the Partnership's share of the earnings of the Village. The investment is decreased by distributions from the Village and the Partnership's share of losses of the Village. At June 30, 1998, the Partnership's investment account had a balance of approximately $4,659,000, which primarily represented undistributed cash from the property sale on that date.

The statements of operations and cash flows for the periods ended June 30, 1997 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1997 statements of operations to conform to the current year presentation. These changes had no effect on the net loss of the Partnership or on the net loss per limited partnership unit.


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

The following transactions with affiliates of Insignia were incurred in the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                          1998    1997

Property management fees (included in operating
  expenses)                                               $120    $117
Reimbursement for services of affiliates (included
  in general and administrative and operating expenses)     88     109

In addition, the Partnership paid approximately $38,000 and $17,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects. These costs are included in investment properties and operating expense. The Partnership also accrued an incentive compensation fee of approximately $290,000 relating to the sale of the Partnership's tenant-in-common property, the Village (see "Note D"). This fee will be paid to the Managing General Partner once the limited partners have received distributions equal to the Net Tangible Asset Value for each unit ($86.22 per unit), plus a six percent cumulative, non-compounded return thereon, as defined in and dictated by the partnership agreement.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


NOTE D - TENANT-IN-COMMON PROPERTY

The Partnership owned the Village as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. Effective December 31, 1997, the property is accounted for under the equity method of accounting (see "Note B").

On June 30, 1998, the Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,098,000. For financial statement purposes, the sale resulted in a gain of approximately $19,946,000.
An extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs, was also recorded.

The condensed balance sheet of the Village at June 30, 1998, is summarized as follows (in thousands):

                                   June 30,
                                     1998
Assets
Cash                               $19,442
   Total                           $19,442

Liabilities and Partners' Capital

Accrued liabilities                $    53
Partners capital                    19,389
   Total                           $19,442

Condensed statements of operations of the Village for the three and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                   1998      1997      1998      1997
Revenues:
 Rental income                   $ 1,099   $ 1,093   $ 2,181   $ 2,158
 Other income                         66        62       118       122
 Gain on sale of property         19,946        --    19,946        --
   Total revenues                 21,111     1,155    22,245     2,280

Expenses:
 Operating and other expenses        579       627     1,192     1,167
 Depreciation                        197       193       395       382
 Mortgage interest                   240       247       485       496

   Total expenses                  1,016     1,067     2,072     2,045

Income before extraordinary loss  20,095        88    20,173       235

Extraordinary loss on early
 extinguishment of debt             (840)       --      (840)       --

Net income                       $19,255   $    88   $19,333   $   235


NOTE E - PROFORMA FINANCIAL INFORMATION

The following unaudited pro forma information reflects the operations of the Partnership for the six months ended June 30, 1998 and 1997, as if the Village had been sold prior to January 1, 1997 (in thousands).

                                             Proforma Results
                                           of Operations for the
                                             Six Months Ended
                                                 June 30,
                                              1998       1997

Revenues                                     $2,400     $2,360
Expenses                                      2,642      2,680
Net loss                                       (242)      (320)
Net loss per limited partnership unit         (2.84)     (3.76)

These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six month periods ended June 30, 1998 and 1997:


                                              Average
                                             Occupancy
Property                                  1998       1997

Willow Park on Lake Adelaide
   Altamonte Springs, Florida              96%        95%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                    95%        96%

Palisades Apartments
   Montgomery, Alabama                     89%        86%

The Managing General Partner attributes the increase in occupancy at Palisades to property improvements and reduced rental rates.

On June 30, 1998, the Partnership's tenant-in-common property, the Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,098,000. For financial statement purposes, the sale resulted in a gain of approximately $19,946,000. An extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs, was also recorded. The Partnership's share of the net income of the tenant-in-common property was approximately $4,686,000 and $4,705,000 for the three and six month periods ended June 30, 1998.

The Partnership's net income for the six months ended June 30, 1998 was approximately $4,173,000 versus a net loss of approximately $264,000 for the six months ended June 30, 1997. The Partnership's net income for the three months ended June 30, 1998 was approximately $4,268,000 versus a net loss of $167,000 for the three months ended June 30, 1997. The increase in net income for the three and six months ended June 30, 1998, as compared to the corresponding periods of 1997, is primarily attributable to the increase in the Partnership's share of the net income of the tenant-in-common property as a result of the gain recognized on the sale of the Village, as discussed above. Partially offsetting the increase in equity in net income of the tenant-in-common property was the accrual of an Incentive Compensation Fee related to the sale of the Village.
The fee is subordinated to the limited partners receiving a certain level of distributions (see "Item 1. Note C - Transactions with Affiliated Parties"). Also contributing to the increase in net income was an increase in rental income and decreases in operating and general and administrative expenses. Rental revenue increased due to increased rental rates at Oakwood Village and Willow Park, partially offset by decreased rental rates at Palisades. Operating expenses decreased primarily as a result of a decrease in major repairs and maintenance items. Included in operating expense for the six months ended June 30, 1998 was approximately $47,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. Included in operating expense for the six months ended June 30, 1997 was approximately $162,000 of major repairs and maintenance comprised primarily of an exterior painting project of approximately $111,000 at Willow Park, exterior building repairs and landscaping. Partially offsetting the decrease in operating expense was the loss on disposal of property relating to the write-off of the remaining basis of roofs that were replaced at Palisades. General and administrative expenses decreased primarily due to fewer expense reimbursements being paid to affiliates of the Managing General Partner.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,565,000 compared to approximately $1,619,000 at June 30, 1997. The net increase in cash and cash equivalents for the six month period ended June 30, 1998 was $215,000 compared to a net increase of $198,000 for the corresponding period of 1997. Net cash provided by operating activities increased primarily due to an increase in rental income and fewer major repair and maintenance items being performed in 1998, as discussed above. Net cash used in investing activities increased due to an increase in property improvements and replacements and decreased distributions from the tenant-in-common property during the six months ended June 30, 1998. Net cash provided by financing activities remained relatively constant.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $11,610,000 matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. No cash distributions were made during the first six months of 1998 or during 1997. A distribution representing the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $90,000 from operations was paid to the partners on July 27, 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:  See Exhibit Index contained herein.

  b) Reports on Form 8-K: A Form 8-K dated June 30, 1998, was filed on July 15, 1998 reporting the sale of The Village Apartments, a tenant-in-common investment.



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





                           NATIONAL PROPERTY INVESTORS 5


                           By:  NPI EQUITY INVESTMENTS, INC.
                                Its Managing General Partner

                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer

                           Date:  August 13, 1998



                         NATIONAL PROPERTY INVESTORS 5
                                 EXHIBIT INDEX

   Exhibit                        Description of Exhibit
   Number
    10.14 Contract to Purchase and Sell dated May 1, 1998 by and between National Property Investors 5, a California limited partnership, and Apartment Group Limited, L.L.C. a New Jersey Limited Liability Company, relating to the Village Apartments.

    27        Financial Data Schedule