Form 10QSB
period 1998-09-30
NATIONAL PROPERTY INVESTORS 5
filed 1998-11-13
CIK 355637

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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

ITEM 1.  FINANCIAL STATEMENTS



a)
                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                                   (Unaudited)

                                September 30, 1998
                         (in thousands, except unit data)


Assets
  Cash and cash equivalents                              $  1,563
  Receivables and deposits                                    441
  Restricted escrows                                          175
  Other assets                                                271
  Investment in tenant-in-common property                     204
  Investment properties:
       Land                                    $  2,145
       Buildings and related personal property   27,105
                                                 29,250
       Less accumulated depreciation            (21,322)    7,928
                                                         $ 10,582

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                       $    161
  Tenant security deposit liabilities                         111
  Accrued property taxes                                      198
  Other liabilities                                           464
  Mortgage notes payable                                   11,562

Partners' Deficit:
  General partner's                            $ (1,215)
  Limited partners' (82,513 units issued and
       outstanding)                                (699)   (1,914)
                                                         $ 10,582

                 See Accompanying Notes to Financial Statements


b)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                              Three Months Ended Nine Months Ended
                                 September 30,     September 30,
                                 1998     1997     1998     1997
Revenues:
 Rental income                  $1,126   $1,082   $3,360   $3,247
 Other income                       98       96      264      291
   Total revenues                1,224    1,178    3,624    3,538

Expenses:
 Operating                         619      643    1,828    1,941
 Interest                          271      273      812      824
 Depreciation                      294      295      882      866
 General and administrative         71       69      187      199
 Property taxes                     61       65      185      195
 Incentive compensation fee         --       --      290       --
 Loss on disposal of property       --       --       64       --
   Total expenses                1,316    1,345    4,248    4,025

Equity in net (loss) income of
   tenant-in-common property       (10)       4    4,695       60

Net (loss) income               $ (102)  $ (163)  $4,071   $ (427)

Net (loss) income allocated to
   general partner (3%)         $   (3)  $   (5)  $  122   $  (13)

Net (loss) income allocated to
   limited partners (97%)          (99)    (158)   3,949     (414)
                                $ (102)  $ (163)  $4,071   $ (427)

Net (loss) income per limited
   partnership unit             $(1.20)  $(1.91)  $47.86   $(5.02)

Distributions per limited
   partnership unit             $52.71   $   --   $52.71   $   --

                 See Accompanying Notes to Financial Statements


c)
                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units    Partner's  Partners'    Total

Original capital contributions    82,513     $     1    $41,257    $41,258

Partners' deficit at
   December 31, 1997              82,513     $(1,247)   $  (299)   $(1,546)

Distribution to partners              --         (90)    (4,349)    (4,439)

Net income for the nine months
   ended September 30, 1998           --         122      3,949      4,071

Partners' deficit at
   September 30, 1998             82,513     $(1,215)   $  (699)   $(1,914)

                 See Accompanying Notes to Financial Statements


d)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income (loss)                                       $ 4,071   $  (427)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                               882       866
   Amortization of loan costs                                  49        49
   Loss on disposal of property                                64        --
   Equity in net income of tenant-in-common property       (4,695)      (60)
   Change in accounts:
    Receivables and deposits                                 (174)     (166)
    Other assets                                              (19)      (26)
    Accounts payable                                            2        14
    Tenant security deposit liabilities                        12         6
    Accrued property taxes                                    187       196
    Other liabilities                                         290       (14)

      Net cash provided by operating activities               669       438

Cash flows from investing activities:
    Property improvements and replacements                   (492)     (390)
    Net receipts from (deposits to)
      restricted escrows                                      172       (19)
    Distributions from tenant-in-common property            4,445       240

      Net cash provided by (used in) investing activities   4,125      (169)

Cash flows from financing activities:
    Payments of mortgage notes payable                       (142)     (130)
     Distribution paid                                     (4,439)       --

      Net cash used in financing activities                (4,581)     (130)

Net increase in cash and cash equivalents                     213       139

Cash and cash equivalents at beginning of period            1,350     1,421

Cash and cash equivalents at end of period                $ 1,563   $ 1,560

Supplemental information:
   Cash paid for interest                                 $   763   $   775

                 See Accompanying Notes to Financial Statements

e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note F"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation (see "Note B").

NOTE B - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 5 owned a 24.028% interest in The Village Apartments (the "Village") (see "Note D"). On June 30, 1998, the property was sold. Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village. At September 30, 1998, the Partnership's investment account had a balance of approximately $204,000, which primarily represented undistributed cash from the property sale.

The statements of operations and cash flows for the periods ended September 30, 1997 have been restated to reflect this change as a change in the reporting entity. Additionally, certain reclassifications were made in the 1997 statements of operations to conform to the current year presentation. These changes had no effect on the net loss of the Partnership or on the net loss per limited partnership unit.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred in the nine month periods ended September 30, 1998 and 1997:


                                                     1998     1997
                                                     (in thousands)
Property management fees (included in operating
  expenses)                                          $181     $175
Reimbursement for services of affiliates including
  $47,000 and $21,000 of construction services
  reimbursements in 1998 and 1997, respectively
  (included in investment properties, general and
  administrative and operating expenses)              174      183

The Partnership also accrued an incentive compensation fee of approximately $290,000 relating to the sale of the Partnership's tenant-in-common property, the Village (see "Note D"). This fee will be paid to the Managing General Partner at such time, if at all, as the limited partners have received distributions equal to the Net Tangible Asset Value for each unit ($86.22 per unit), plus a six percent cumulative, non-compounded return thereon, as defined in and dictated by the partnership agreement. To date the limited partners have received $52.71 per limited partner unit.

Also, for services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $4,000 during the first nine months of 1998. No such reimbursements were earned during the nine months ended September 30, 1997. In addition, the Managing General Partner earns a Partnership Management Fee based on 2% of adjusted cash distributed from operations. The Managing General Partner earned and received approximately $2,000 during the first nine months of 1998. No such fees were earned in 1997.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

The condensed balance sheet of the Village at September 30, 1998, is summarized as follows (in thousands):

                                  September 30,
                                      1998
Assets

Cash                                $868,000
   Total                            $868,000

Liabilities and Partners' Capital

Accrued liabilities                 $ 20,000
Partners' capital                    848,000
   Total                            $868,000

Condensed statements of operations of the Village for the three and nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997
Revenues:
 Rental income               $    --   $ 1,114   $ 2,181   $ 3,272
 Other income                     21        74       139       196
 Gain on sale of property         --        --    19,946        --

   Total revenues                 21     1,188    22,266     3,468

Expenses:
 Operating and other expenses     63       725     1,255     1,892
 Depreciation                     --       199       395       581
 Mortgage interest                --       247       485       743

   Total expenses                 63     1,171     2,135     3,216

(Loss) income before
 extraordinary loss              (42)       17    20,131       252

Extraordinary loss on early
 extinguishment of debt           --        --      (840)       --

Net (loss) income            $   (42)  $    17   $19,291   $   252

NOTE E - DISTRIBUTIONS

In July 1998, the Partnership distributed approximately $4,439,000 to the partners. Approximately $4,349,000 was paid to the limited partners ($52.71 per limited partnership unit), and approximately $90,000 was paid to the Managing General Partner. The distribution represents the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $90,000 from operations.

NOTE F - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine month periods ended September 30, 1998 and 1997:


                                        Average Occupancy
Property                                  1998     1997
Willow Park on Lake Adelaide
   Altamonte Springs, Florida             96%      96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                   96%      96%

Palisades Apartments
   Montgomery, Alabama                    88%      86%

The Managing General Partner attributes the increase in occupancy at Palisades to property improvements and reduced rental rates.

The Partnership's net income for the nine months ended September 30, 1998 was approximately $4,071,000 versus a net loss of approximately $427,000 for the nine months ended September 30, 1997. The Partnership's net loss for the three months ended September 30, 1998 was approximately $102,000 versus a net loss of $163,000 for the three months ended September 30, 1997. The increase in net income for the nine months ended September 30, 1998, as compared to the corresponding period of 1997, is primarily attributable to the increase in the Partnership's share of the net income of the tenant-in-common property, as a result of the gain recognized on the sale of the Village, as discussed below.

On June 30, 1998, the Partnership's tenant-in-common property, the Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,098,000. For financial statement purposes, the sale resulted in a gain of approximately $19,946,000. An extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs, was also recorded. The Partnership's share of the net income of the tenant-in-common property was approximately $4,695,000 for the nine month period ended September 30, 1998, with a net loss of approximately $10,000 for the three month period ended September 30, 1998. The loss for the three month period ended September 30, 1998 represents trailing expenses incurred in the months prior to the sale of the property.

Excluding the operations of the Village, the Partnership experienced a net loss of approximately $624,000 for the nine months ended September, 30 1998 compared to a net loss of approximately $487,000 for the nine months ended September, 30 1997. The increase in net loss is primarily attributable to the accrual of an Incentive Compensation Fee of approximately $290,000, related to the sale of the Village. This fee is subordinated to the limited partners receiving a certain level of distributions (see "Item 1. Note C - Transactions with Affiliated Parties"). Also contributing to this increased loss was the loss on disposal of property relating to the write-off of the remaining basis of roofs that were replaced at Palisades. Partially offsetting these increased expenses were an increase in rental income and a decrease in operating expenses. Rental revenue increased due to increased rental rates at Oakwood Village and Willow Park. This increase was partially offset by decreased rental rates at Palisades. Operating expenses decreased primarily as a result of a decrease in major repairs and maintenance items. Included in operating expense for the nine months ended September 30, 1998 was approximately $63,000 of major repairs and maintenance items comprised primarily of exterior building and parking lot repairs.
Included in operating expense for the nine months ended September 30, 1997 was approximately $193,000 of major repairs and maintenance comprised primarily of an exterior painting project of approximately $111,000 at Willow Park, exterior building repairs and landscaping.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,563,000 compared to approximately $1,560,000 at September 30, 1997. The net increase in cash and cash equivalents for the period ended September 30, 1998 was $213,000 compared to a net increase of $139,000 for the period ended September 30, 1997. Net cash provided by operating activities increased primarily due to a decrease in cash used for other liabilities in 1998 due to the timing of payments. Net cash provided by investing activities increased due to the distribution from the tenant-in-common property in July 1998, in addition to increased receipts from restricted escrows in 1998. Net cash used in financing activities increased due to the distribution of proceeds from the sale of the tenant-in-common property.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of $11,562,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves. A distribution representing the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $90,000 from operations was paid to the partners in July 1998. No cash distributions were made during the first nine months of 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the affect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse affect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          A Form 8-K, dated June 30, 1998, was filed reporting the sale of The Village Apartments.


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


                               NATIONAL PROPERTY INVESTORS 5


                               By:          NPI EQUITY INVESTMENTS, INC.
                                            Its Managing General Partner


                               By:          /s/Patrick Foye
                                            Patrick Foye
                                            Executive Vice President


                               By:          /s/Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting
                                            (Duly Authorized Officer)


                               Date:        November 13, 1998