Form 10KSB
period 1998-12-31
NATIONAL PROPERTY INVESTORS 5
filed 1999-03-30
CIK 355637

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from              to

                         Commission file number 0-11095

                        NATIONAL  PROPERTY  INVESTORS  5
                 (Name of small business issuer in its charter)

           California                                         22-23845051
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   55 Beattie Place, P.O. Box 1089
      Greenville, South Carolina                                       29602
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Units of Limited Partnership
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $4,846,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE





                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS


National Property Investors 5 (the "Partnership" or "Registrant") is a publicly-held California limited partnership organized under the Uniform Limited Partnership laws of California as of July 15, 1981. The Partnership's managing general partner is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), a Florida corporation. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Transfer of Control". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 82,513 units aggregating $41,256,500. The general partner contributed capital in the amount of $1,000 for a 3% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership currently owns three apartment complexes. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales and exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Affiliates of the Managing General Partner provide day to day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI") the sole shareholder of NPI Equity. On December 31, 1996, Insignia transferred its interest in NPI Equity to Insignia Properties Trust ("IPT").

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Tender Offers

An affiliate of the Managing General Partner, currently holds 37,419 Units representing approximately 45% of the total outstanding Units. 37,101 Units were acquired on January 19, 1996 from DeForest Ventures II, L.P., the entity which tendered for Units in the Partnership in 1994 and 1995, and certain of its affiliates. The remaining Units were acquired through private transactions. As a result of its ownership of approximately 45% of the Units, such affiliate is in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, such affiliate would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General partner. However, DeForest Capital II, L.P. from whom such affiliate acquired its Units, had agreed for the benefit of non-tendering unit holders, that it would vote its
Units: (i) against any increase in compensation payable to the Managing General partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on the affiliate's ability to influence voting decisions with respect to the Partnership.

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

                             Date of
          Property           Purchase Type of Ownership         Use

Willow Park on Lake Adelaide 12/13/82 Fee ownership, subject Apartment
 Altamonte Springs, Florida           to a first mortgage    185 units

Oakwood Village at           8/3/82   Fee ownership, subject Apartment
 Lake Nan Apartments                  to a first mortgage    278 units
 Orlando, Florida

Palisades Apartments         6/22/83  Fee ownership, subject Apartment
 Montgomery, Alabama                  to a first mortgage    432 units

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                  Gross
                 Carrying   Accumulated                             Federal
   Property       Value    Depreciation      Rate      Method      Tax Basis
                     (in thousands)                              (in thousands)

Willow Park     $  7,081   $   5,087     5-27.5 yrs.     S/L    $    864

Oakwood Village    9,888       7,284     5-27.5 yrs.     S/L       1,160

Palisades         12,377       9,267     5-27.5 yrs.     S/L       2,271

Total           $ 29,346    $ 21,638                            $  4,295

See "Note B" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

                   Principal                                     Principal

                  Balance At               Period                 Balance

                 December 31,  Interest   Amortized  Maturity      Due At

    Property         1998        Rate        (1)       Date     Maturity (2)

                 (in thousands)                               (in thousands)

Willow Park       $  2,908       8.56%    30 years   02/01/01   $  2,833


Oakwood Village      3,930       8.56%    30 years   02/01/01      3,829


Palisades            4,685       9.00%    22 years   07/01/03      3,996


Total             $ 11,523                                      $ 10,658


(1) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.

                              Average Annual         Average Annual

                               Rental Rates             Occupancy

        Property             1998        1997        1998       1997


Willow Park               $6,854/unit $6,591/unit    96%        96%


Oakwood Village            6,360/unit  6,075/unit    95%        96%


Palisades                  4,540/unit  4,620/unit    88%        87%


Due to the deteriorating economics in the sub-market, the average rental rate at Palisades decreased during 1998 in an effort to maintain occupancy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

CAPITAL IMPROVEMENTS:

Willow Park on Lake Adelaide

During the year ended December 31, 1998, the Partnership completed approximately $101,000 of capital improvements at Willow Park, consisting primarily of HVAC replacements, appliances, and floor covering replacements. These improvements were funded through operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the near term. Capital improvement projects planned for 1999 consists of, but not limited to, interior and exterior building improvements and are expected to cost approximately $361,000.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 1998, the Partnership completed approximately $263,000 of capital improvements at Oakwood Village consisting primarily of building improvements, and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $396,000 of capital improvements over the near term. Capital improvement projects planned for 1999 consist of, but not limited to, HVAC repairs, flooring upgrades, landscaping, pool repairs, roofing, and structural repairs and are expected to cost approximately $452,000.

Palisades Apartments

During the year ended December 31, 1998, the Partnership completed approximately $224,000 of capital improvements at Palisades Apartments, consisting primarily of roof replacements. This improvement was funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $331,000 of capital improvements over the near term. Capital improvement projects planned for 1999, but not limited to, flooring, electrical exterior, parking lots, landscaping, pool, roofing and structural repairs and are expected to cost approximately $430,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

REAL ESTATE TAXES AND RATES:


                                  1998         1998

                                Billing        Rate

                                   (in thousands)


Willow Park                       $ 90         1.94%

Oakwood Village                    109         1.92%

Palisades                           43         3.45%


ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and managing entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.



                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 1998, the number of holders was 2,898 with a total of 82,513 Limited Partnership Units. An affiliate of the Managing General Partner own 37,149 Units, or 45.022%, at December 31, 1998. There is no intention to sell additional Limited Partnership Units nor is there an established public market for these Units.

During 1998, the Partnership distributed approximately $5,376,000 to the partners ($63.72 per limited partnership unit). These distributions represented the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $1,027,000 from operations. No cash distributions were made in 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $3,971,000 as compared to a net loss of approximately $564,000 for the year ended December 31, 1997. (See "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss)). The increase in net income is primarily attributable to the increase in the Partnership's equity in the net income of the tenant-in-common property, as a result of the gain recognized on the sale of the Village, as discussed below.

On June 30, 1998, the Partnership's tenant-in-common property, The Village Apartments, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the joint venture and an extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of the tenant-in-common property was approximately $4,899,000 for the year ended December 31, 1998, as compared to approximately $23,000 for the corresponding period in 1997.

Excluding the equity in income of the Village, the Partnership incurred a net loss of approximately $724,000 for the year ended December 31, 1998, as compared to a net loss of approximately $587,000 for the corresponding period in 1997. The increase in net loss is primarily attributable to an increase in expenses which more than offset an increase in revenues. Total revenues increased due to an increase in rental income. The increase in rental revenue was due to increased rental rates at Oakwood Village and Willow Park.

Expenses increased for the year ended December 31, 1998 as compared to December 31, 1997 due to an increase in general and administrative expense and the payment of an incentive compensation fee to the General partner of approximately $ 290,000. These increases were partially offset by a decrease in operating expense.

The increase in general and administrative expenses was due to the costs associated with the sale of The Village (described above) and a Partnership management fee of $21,000 paid in connection with the 1998 distributions of cash from operation. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses decreased for the year ended December 31, 1998, as compared to the corresponding period in 1997, as a result of exterior painting project completed in 1997 at Willow Park.

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

Capital Resources and Liquidity

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $972,000, as compared to approximately $1,350,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $1,095,000 of cash provided by operating activities and by approximately $4,084,000 of cash provided by investing activities, offset by approximately $5,557,000 of cash used in financing activities. Cash provided by investing activities consists of distributions from the tenant-in-common property and withdrawals from restricted escrows, partially offset by capital improvements. Cash used in financing activities consists of distributions to partners and payments on the mortgage indebtedness of the properties. The Partnership invests its working capital in a money market account.

The Managing General Partner has extended to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $1,243,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements include roof replacements,
carpet and vinyl replacements, and building improvements.   The capital
expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $11,523,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity. If the properties cannot be refinanced and/or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During 1998, the Partnership distributed approximately $5,376,000 to the partners ($63.72 per limited partnership unit). These distributions represented the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $1,027,000 from operations. No cash distributions were made in 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.   FINANCIAL STATEMENTS


NATIONAL PROPERTY INVESTORS 5


LIST OF FINANCIAL STATEMENTS


   Reports of Independent Auditors

   Balance Sheet - December 31, 1998

   Statements of Operations - Years ended December 31, 1998 and 1997

   Statements of Changes in Partners' Capital (Deficit) - Years ended
          December 31, 1998 and 1997

   Statements of Cash Flows - Years ended December 31, 1998 and 1997

   Notes to Financial Statements







               Report of Ernst & Young LLP, Independent Auditors


To The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP

Greenville, South Carolina
March 3, 1999







                          Independent Auditors' Report

To the Partners
National Property Investors 5
Greenville, South Carolina


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of National Property Investors 5 (a limited partnership)(the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Property Investors 5 for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   /S/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 26, 1998







                         NATIONAL PROPERTY INVESTORS 5

                                 BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)


Assets

    Cash and cash equivalents                                         $    972

    Receivables and deposits                                               399

    Restricted escrows                                                     120

    Other assets                                                           195

    Investment properties (Notes B, D & G):

         Land                                           $  2,145

         Buildings and related personal property          27,201

                                                          29,346

         Less accumulated depreciation                   (21,638)        7,708

                                                                      $  9,394


Liabilities and Partners' Deficit

Liabilities

     Accounts payable                                                 $    129

     Tenant security deposit liabilities                                   114

     Accrued property taxes                                                 59

     Other liabilities                                                     520

     Mortgage notes payable (Note D)                                    11,523


Partners' Deficit:

     General partner's                                  $ (1,246)

     Limited partners' (82,513 units issued and

         outstanding)                                     (1,705)       (2,951)

                                                                      $  9,394


                 See Accompanying Notes to Financial Statements







                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                             Years Ended

                                                            December 31,

                                                           1998         1997


Revenues:

   Rental income                                      $    4,503   $    4,352

   Other income                                              343          366

       Total revenues                                      4,846        4,718


Expenses:

  Operating                                                2,468        2,548

  General and administrative                                 285          264

  Interest                                                 1,080        1,097

  Depreciation                                             1,198        1,162

  Property taxes                                             249          234

  Incentive compensation fee                                 290           --

       Total expenses                                      5,570        5,305


Equity in net income of tenant-in-common

   Property (Note H)                                       4,899           23


Income (loss) before extraordinary item                    4,175         (564)


Extraordinary loss on early extinguishment of debt

   of tenant-in-common debt (Note H)                         204           --


Net income (loss)                                     $    3,971   $     (564)


Net income (loss) allocated to general partner (3%)   $      119   $      (17)

Net income (loss) allocated to limited partners (97%)      3,852         (547)


                                                      $    3,971   $     (564)


Net income (loss) per limited partnership unit:

Income (loss) before extraordinary item               $    49.08   $    (6.63)

Extraordinary loss on early extinguishment of debt

   of tenant-in-common debt                                (2.40)          --

Net income (loss) per limited partnership unit        $    46.68   $    (6.63)


Distributions per limited partnership unit            $    63.72   $       --


                 See Accompanying Notes to Financial Statements







                         NATIONAL PROPERTY INVESTORS 5

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited

                                Partnership    General     Limited

                                   Units      Partner's   Partners'     Total


Original capital contributions     82,513    $      1     $ 41,257    $ 41,258


Partners' (deficit) capital at

   December 31, 1996               82,513    $ (1,230)    $    248    $   (982)

Net loss for the year

   ended December 31, 1997             --         (17)        (547)       (564)

Partners' deficit

   at December 31, 1997            82,513      (1,247)        (299)     (1,546)

Distributions paid to partners         --       (118)      (5,258)      (5,376)

Net income for the year ended

   December 31, 1998                   --         119        3,852       3,971

Partners' deficit at

   December 31, 1998               82,513    $ (1,246)    $ (1,705)   $ (2,951)


                 See Accompanying Notes to Financial Statements




                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           Years Ended

                                                          December 31,

                                                       1998          1997

Cash flows from operating activities:

 Net income (loss)                                 $     3,971   $      (564)

 Adjustments to reconcile net income (loss) to

  net cash provided by operating activities:

  Equity in net income from

   tenant-in-common property                            (4,899)          (23)

  Extraordinary loss on early extinguishment               204            --

   of tenant-in-common debt

  Depreciation                                           1,198         1,162

  Amortization of loan costs                                66            66

  Loss on disposal of property                              64            --

  Change in accounts:

   Receivables and deposits                               (132)           17

   Other assets                                             40             1

   Accounts payable                                        (30)           75

   Tenant security deposits liabilities                     15            13

   Accrued property taxes                                   48            (3)

   Other liabilities                                       550           (18)


    Net cash provided by operating activities            1,095           726


Cash flows from investing activities:

   Net withdrawals from (deposits to)

    restricted escrows                                     227           (53)

   Property improvements and replacements                 (588)         (977)

   Distribution from tenant-in-common property           4,445           408


    Net cash provided by (used in) investing

     activities                                          4,084          (622)


Cash flows from financing activities:

   Payments of mortgage notes payable                     (181)         (175)

   Distributions paid to partners                       (5,376)           --


    Net cash used in financing activities               (5,557)         (175)


Net decrease in cash and cash equivalents                 (378)          (71)


Cash and cash equivalents at beginning of period         1,350         1,421


Cash and cash equivalents at end of period          $      972    $    1,350


Supplemental disclosure of cash flow information:

   Cash paid for interest                           $      980    $    1,031


                 See Accompanying Notes to Financial Statements






                         NATIONAL PROPERTY INVESTORS 5

                         Notes to Financial Statements
                               December 31, 1998


NOTE A - CHANGE IN METHOD OF REPORTING THE OWNERSHIP OF TENANT-IN-COMMON
         PROPERTY

National Property Investors 5 (the "Partnership" or "Registrant") owned a 24.028% interest in The Village Apartments (the "Village"). On June 30, 1998, the property was sold (see "Note H"). Through the third quarter of 1997, the Partnership consolidated its pro rata share of assets, liabilities and operations of the Village. During the fourth quarter of 1997, the Partnership decided to reflect its interest in the Village utilizing the equity method due to the inability of the Partnership to control the major operating and financial policies of the Village.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

The Partnership was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981, for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida and one complex located in Alabama. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (See "Note C _ Transfer of Control"). The officers and directors of the Managing General Partner also serve as executive officers of AIMCO. The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership. A total of 82,513 units of the limited partnership were issued for aggregate capital contributions of $41,256,500. In addition, the general partner contributed a total of $1,000 to the Partnership.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distributions:

Income, loss, and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, cash in banks, money market accounts and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 27.5 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 / years and (2) personal property additions over 7 years.

Loan Costs:

Loan costs of approximately $520,000, less accumulated amortization of approximately $335,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties:

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note J" for required disclosure).

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $77,000 and $86,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Reclassification:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of the mortgage notes payable are as follows:

                     Principal     Monthly                        Principal

                    Balance At     Payment                         Balance

                   December 31,   Including  Interest  Maturity     Due At

     Property          1998       Interest     Rate      Date      Maturity

                        (in thousands)                          (in thousands)


Willow Park         $  2,908       $   23      8.56%   02/01/01   $  2,833

Oakwood Village        3,930           32      8.56%   02/01/01      3,829

Palisades              4,685           45      9.00%   07/01/03      3,996

Total               $ 11,523       $  100                         $ 10,658


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):


                 1999                  $     218

                 2000                        228

                 2001                      6,823

                 2002                        168

                 2003                      4,086

                                       $  11,523


NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):


                                                         1998       1997


Net income (loss) per financial statements            $ 3,971    $  (564)


   Gain on sale of The Village                          1,550         --

   Depreciation differences                               758         64

   Other                                                  203         18


Net taxable income (loss) to partners                 $ 6,482    $  (482)


Federal taxable income (loss) per

   limited partnership unit                           $ 76.20    $ (5.67)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1998 (in thousands):


 Net liabilities as reported              $ (2,951)

 Land and buildings                           (283)

 Accumulated depreciation                   (3,130)

 Syndication and distribution costs          4,485

 Other                                         186


 Net liabilities - Federal tax basis      $ (1,693)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were charged by the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:

                                                 1998        1997

                                                  (in thousands)

Property management fees (included in

 operating expenses)                            $  242      $  234

Reimbursement for services of affiliates

 (included in operating, general and

 Administrative expenses, and investment

 Properties) (1)                                   184         255

Partnership management fees (included in

 General and administrative expenses)               21          --

Non-accountable reimbursements (included in

 General and administrative expenses)               48          --

Incentive management fee                           290          --


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $15,000 and $32,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $242,000 and $234,000 for the years ended December 31, 1998 and 1997 respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $255,000 for the years ended December 31, 1998 and 1997, respectively.

In addition approximately $290,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement (see below for a further discussion of incentive management fees).

AIMCO currently owns, through an affiliate, a total of 37,149 limited partnership units or 45.022%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. NPI Equity received distributions of adjusted cash from operations of approximately $31,000 for the year ended December 31, 1998. There were no distributions of adjusted cash from operations for the year ended December 31, 1997.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 1998, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village (See "Note H").

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                      Initial Cost

                                     To Partnership

                                     (in thousands)

                                             Buildings        Cost

                                           and Related    Capitalized

                                             Personal    Subsequent to

Description      Encumbrances      Land      Property     Acquisition

                (in thousands)                           (in thousands)


Willow Park        $ 2,908      $   567      $ 5,218          $ 1,296

Oakwood Village      3,930          589        7,181            2,118

Palisades            4,685          970        8,448            2,959

    Totals         $11,523      $ 2,126      $20,847          $ 6,373




              Gross Amount At Which Carried

                   At December 31, 1998

                     (in thousands)


                       Buildings

                          And

                        Related                        Year Of

                        Personal         Accumulated  Construc-   Date  Depreciable

Description      Land   Property  Total  Depreciation   tion    Acquired Life-Years


Willow Park    $   574   $ 6,507 $ 7,081    $ 5,087     1973     12/82  5-27.5 yrs.

Oakwood Village    595     9,293   9,888      7,284     1973     08/82  5-27.5 yrs.

Palisades          976    11,401  12,377      9,267   1968-1972  06/83  5-27.5 yrs.

     Totals    $ 2,145   $27,201 $29,346    $21,638





Reconciliation of "Real Estate and Accumulated Depreciation":


                                               Years Ended December 31,

                                                 1998            1997

Investment Properties


 Balance at beginning of year                   $29,093         $28,116

 Property improvements and replacements             588             977

 Disposal of property                              (335)             --


Balance at end of year                          $29,346         $29,093




                                               Years Ended December 31,

                                                 1998            1997

Accumulated Depreciation


Balance at beginning of year                    $20,711         $19,549

  Additions charged to expense                    1,198           1,162

  Disposal of property                             (271)             --


Balance at end of year                          $21,638         $20,711


The aggregate cost of the real estate for Federal income tax purposes for the Partnership's investment properties at December 31, 1998 and 1997 respectively, is approximately $29,063,000 and $28,475,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $24,768,000 and $24,314,000, respectively.

NOTE H - TENANT-IN-COMMON PROPERTY

The Partnership owned The Village as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. Effective December 31, 1997, the property was accounted for under the equity method of accounting.

On June 30, 1998, The Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the tenant-in-common joint venture and an extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of this tenant-in-common property was $4,899,000 for 1998. The Partnership's equity in the extraordinary loss on early extinguishment of debt was $204,000 for 1998.

The Village tenant-in-common joint venture with NPI 6 was terminated in 1998 after the distribution of the proceeds from the sale.

Condensed statement of operations of the Village for the years ended December 31, 1998 and 1997 are as follows:

                                     1998        1997

Revenues:
 Rental income                     $ 2,182     $ 4,376
 Other income                          150         248
 Gain on sale of property           19,946          --

   Total revenues                   22,278       4,624

Expenses:
 Operating and other expenses        1,244       2,761
 Depreciation                          395         778
 Mortgage interest                     486         988

   Total expenses                    2,125       4,527

Income before extraordinary loss    20,153          97

Extraordinary loss on early
 extinguishment of debt                840          --

Net income                         $19,313     $    97

NOTE I - DISTRIBUTIONS

During 1998, the Partnership distributed approximately $5,376,000 to the partners ($63.72 per limited partnership unit). These distributions represented the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $1,027,000 from operations. No cash distributions were made in 1997.

NOTE J - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                    1998                    Residential    Other      Totals
                                                      (in thousands)

 Rental income                              $ 4,503      $    --    $ 4,503
 Other income                                   274           69        343
 Interest expense                             1,080           --      1,080
 Depreciation                                 1,198           --      1,198
 General and administrative expense              --          285        285
 Incentive compensation fee                      --          290        290
 Equity in income of tenant-in-common            --        4,899      4,899
 Extraordinary loss on early extinguishment
   of tenant-in-common debt                      --          204        204
 Segment (loss) profit                         (218)       4,189      3,971
 Total assets                                 8,618          776      9,394
 Capital expenditures for investment
   Properties                                   588           --        588

                    1997                    Residential     Other     Totals
                                                      (in thousands)

 Rental income                              $ 4,352      $    --    $ 4,352
 Other income                                   294           72        366
 Interest expense                             1,097           --      1,097
 Depreciation                                 1,162           --      1,162
 General and administrative expense              --          264        264
 Equity in income of tenant-in-common            --           23         23
 Segment loss                                  (395)        (169)      (564)
 Total assets                                 9,333        1,314     10,647
 Capital expenditures for investment
   properties                                   977           --        977

NOTE K - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and managing entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 24, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.






                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

National Property Investors 5 (the "Partnership" or the "Registrant") has no officers or directors. The managing general partner is as follows:

Managing General Partner - The names and ages of, as well as the positions and offices held by, the present executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

        Name           Age                  Position

 Patrick J. Foye       41   Executive Vice President and Director

 Timothy R. Garrick    42   Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No directors and officers of the Managing General Partner received any remuneration from the Registrant. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described below in "Item 12. Certain Relationships and Related Transactions".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


             Entity                Number of Units    Percentage


     Insignia Properties LP             37,149         45.022%

      (an affiliate of AIMCO)


Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units.

On January 19, 1996, Insignia NPI, LLC ("Insignia LLC") acquired 37,101 limited partnership units (approximately 45% of the total outstanding partnership units of the Partnership) from DeForest Ventures II, L.P., the entity which made tender offers for units in 1994 and 1995. Insignia LLC subsequently transferred these units to Insignia Properties L.P. ("IPLP").

As a result of its ownership of 37,149 limited partnership units, Insignia Properties, L.P. ("Insignia LP") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, Insignia LP is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on Insignia LP's ability to influence voting decisions with respect to the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were incurred to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                 1998        1997

                                                  (in thousands)

  Property management fees                      $  242      $  234

  Reimbursement for services of affiliates (1)     184         255

  Partnership management fees                       21          --

  Non-accountable reimbursements                    48          --

  Incentive management fee                         290          --


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $15,000 and $32,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $242,000 and $234,000 for the years ended December 31, 1998 and 1997 respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $255,000 for the years ended December 31, 1998 and 1997, respectively.

In addition approximately $290,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement (see below for a further discussion of incentive management fees).

AIMCO currently owns, through an affiliate, a total of 37,149 limited partnership units or 45.022%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NPI Equity is entitled to receive 3% of adjusted cash from operations and an allocation of 3% of the net income or loss of the Partnership. NPI Equity received distributions of adjusted cash from operations of approximately $31,000 for the year ended December 31, 1998. There were no distributions of adjusted cash from operations for the year ended December 31, 1997.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chemical Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (1) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an incentive compensation fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992; and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 1998, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits: See Exhibit Index contained herein.

(b)    Reports on Form 8-K filed during the fourth quarter of 1998:

       Current Report on Form 8-K dated on October 1, 1998 and filed October 16, 1998, disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.

       Current Report on Form 8-K dated November 10, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the Registrant's Independent Accountant.

       Current Report on Form 8-K dated on December 9, 1998, disclosing the engagement of Ernst & Young, LLP as the Registrant's Independent Accountant.



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





                                     NATIONAL PROPERTY INVESTORS 5


                                     By:     NPI EQUITY INVESTMENTS, INC.
                                             Its Managing General Partner

                                     By:     /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President

                                     By:     /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                     Date:   March 30, 1999


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye       Executive Vice President        Date: March 30, 1999
Patrick J. Foye           and Director

/s/ Timothy R. Garrick    Vice President - Accounting     Date: March 30, 1999
Timothy R. Garrick        and Director




                         NATIONAL PROPERTY INVESTORS 5

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

2.6 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K dated as of October 16, 1998.

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

                  (c) Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant dated August 28, 1992.

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

10.14        Contract of Sale between Registrant and Hometown America, L.L.C.
             incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 15, 1998.

10.15 Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 15, 1998.

10.16 Second Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 15, 1998.

16 Letter dated November 24, 1998 from the Registrant's former independent accounts regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

27                  Financial Data Schedule.