Form 10QSB
period 1999-03-31
NATIONAL PROPERTY INVESTORS 5
filed 1999-05-17
CIK 355637

FORM 10-QSB _ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from __________to __________

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

ITEM 1.  FINANCIAL STATEMENTS



a)
                         NATIONAL PROPERTY INVESTORS 5

                                 BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)

                                 March 31, 1999





Assets

    Cash and cash equivalents                                 $    901

    Receivables and deposits                                       437

    Restricted escrows                                             165

    Other assets                                                   179

    Investment properties:

         Land                                     $   2,145

         Buildings and related personal property     27,377

                                                     29,522

         Less accumulated depreciation              (21,943)     7,579

                                                              $  9,261

Liabilities and Partners' Deficit

Liabilities

     Accounts payable                                         $     49

     Tenant security deposits liabilities                          118

     Accrued property taxes                                         60

  Other liabilities                                                505

  Mortgage notes payable                                        11,462


Partners' Deficit:

     General partner's                            $  (1,245)

     Limited partners' (82,513 units issued and

         outstanding)                                (1,688)    (2,933)

                                                              $  9,261


                 See Accompanying Notes to Financial Statements



b)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended

                                                              March 31,

                                                          1999        1998

Revenues:

  Rental income                                         $  1,127    $  1,115

  Other income                                                66          88

       Total revenues                                      1,193       1,203

Expenses:

  Operating                                                  503         568

  General and administrative                                  58          58

  Interest                                                   266         271

  Depreciation                                               305         294

  Property taxes                                              43          62

  Loss on disposal of property                                --          64

        Total expenses                                     1,175       1,317

Equity in net income of tenant-in-common

  property                                                    --          19

Net income (loss)                                       $     18    $    (95)

Net income (loss) allocated to general partner (3%)     $      1    $     (3)

Net income (loss) allocated to limited partners (97%)         17         (92)

                                                        $    (18)   $    (95)

Net income (loss) per limited partnership unit          $    .21    $  (1.11)


                 See Accompanying Notes to Financial Statements


  c)
                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership   General     Limited

                                   Units     Partner's   Partners'    Total


Original capital contributions     82,513    $      1   $  41,257  $  41,258


Partners' deficit at

   December 31, 1998               82,513    $ (1,246)  $  (1,705) $  (2,951)


Net income for the three months

   ended March 31, 1999                --           1          17         18


Partners' deficit at

   March 31, 1999                  82,513    $ (1,245)  $  (1,688) $  (2,933)





                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended
                                                           March 31,

                                                       1999        1998

Cash flows from operating activities:

  Net income (loss)                                  $    18     $   (95)

  Adjustments to reconcile net income (loss) to net

   cash provided by operating activities:

   Depreciation                                          305         294

   Amortization of loan costs                             15          16

   Loss on disposal of property                           --          64

   Equity in net income of tenant-in-common

    property                                              --         (19)

   Change in accounts:

    Receivables and deposits                             (38)        (79)

    Other assets                                           1          30

    Accounts payable                                     (80)        (59)

    Tenant security deposit payable                        4           2

    Accrued property taxes                                 1          62

    Other liabilities                                    (15)         (5)

   Net cash provided by operating activities             211         211

Cash flows from investing activities:

    Property improvements and replacements              (176)       (215)

    Net (withdrawals from) deposits to

     restricted escrows                                  (45)         23


 Net cash used in investing activities                  (221)       (192)

Cash flows used in financing activities:

    Payments of mortgage notes payable                   (61)        (46)

Net decrease in cash and cash equivalents                (71)        (27)

Cash and cash equivalents at beginning of period         972       1,350

Cash and cash equivalents at end of period           $   901     $ 1,323

Supplemental disclosure of cash flow information:

   Cash paid for interest                            $   287     $   256


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred in the three month periods ended March 31, 1999 and 1998:


                                               1999      1998

                                               (in thousands)

Property management fees (included in

operating expenses)                          $   62    $   60

Reimbursement for services of affiliates

(included in operating, general and

Administrative expenses, and investment

Properties) (1)                                  40        83


(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 is approximately $35,000 in reimbursements for construction oversight costs.


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $60,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $40,000 and $83,000 for the three months ended March 31, 1999 and 1998, respectively.

In addition, approximately $290,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement.

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

Condensed statements of operations of the Village for the three month period ending March 31, 1998 is as follows:

                                             1998
                                        (in thousands)
Revenue:
 Rental income                              1,082
 Other income                                  52
   Total revenues                           1,134

Expenses:
 Operating and other expenses                 613
 Depreciation                                 198
 Mortgage interest                            245

   Total expenses                           1,056

Net income                                 $   78

NOTE E - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes in Florida and Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment is the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                 1999                  Residential   Other     Totals
                                                (in thousands)
Rental income                          $ 1,127    $    --    $ 1,127
Other income                                60          6         66
Interest expense                           266         --        266
Depreciation                               305         --        305
General and administrative expense          --         58         58
Segment profit (loss)                       70        (52)        18
Total assets                             8,684        577      9,261
Capital expenditures for investment
Properties                                 176         --        176



                 1998                  Residential   Other     Totals
                                                (in thousands)
Rental income                          $ 1,115    $    --    $ 1,115
Other income                                73         15         88
Interest expense                           271         --        271
Depreciation                               294         --        294
General and administrative expense          --         58         58
Equity in income of tenant-in-common        --         19         19
Segment loss                               (71)       (24)       (95)
Total assets                             9,214      1,273     10,487
Capital expenditures for investment
properties                                 215         --        215

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. The Partnership's investment properties consist of three apartment complexes.

The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                   Average

                                                  Occupancy

Property                                      1999        1998

Willow Park on Lake Adelaide
   Altamonte Springs, Florida                 94%          96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                       95%          97%

Palisades Apartments
   Montgomery, Alabama                        87%          87%


Results of Operations

The Partnership realized net income of approximately $18,000 for the three months ended March 31, 1999, compared to a net loss of approximately $95,000 for the comparable period in 1998. The increase in net income is due to a decrease in total expenses partially offset by a decrease in total revenues and equity in net income of tenant-in-common property. The decrease in total expenses is primarily due to the decreases in operating expenses, property tax expense, and loss on disposal of property. The decrease in operating expense resulted from decreases in maintenance and insurance expenses. The decrease in maintenance is the result of proceeds received from insurance for damages at Palisades resulting from storm damage incurred in 1998. The decrease in insurance expense is the result of decrease policy premiums in 1999. Property taxes decreased due to the timing of the receipt of property tax bills for 1999 and 1998 which affected the accruals as of March 31, 1999 and 1998. The decrease in loss on disposal of property is the result of a roof write-off at Palisades in 1998. These decreases were slightly offset by a decrease in depreciation expense. The decrease in total revenues is due to a decrease in other income, which more than offset an increase in rental income. The decrease in other income is due to a decrease in application and late fees charged at Palisades and a decrease in cash held in interest-bearing accounts. Rental income increased due to increased rental rates. The Partnership's equity in net income of Tenant-In-Common property decreased due to the sale of The Village in June, 1998. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement is also included.

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

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $901,000 as compared to approximately $1,323,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents decreased by approximately $71,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $221,000 of cash used in investing activities and approximately $61,000 of cash used in financing activities, partially offset by approximately $211,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The Managing General Partner has extended to the Partnership a $500,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit, and the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements for each of the Partnership's properties are detailed below.

Willow Park on Lake Adelaide

During the three months ended March 31, 1999, the Partnership completed approximately $20,000 of capital improvements at Willow Park, consisting primarily of appliances, and floor covering replacements. These improvements were funded through operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the near term. Capital improvement projects planned for 1999 consists of, but not limited to, interior and exterior building improvements and are expected to cost approximately $361,000.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $141,000 of capital improvements at Oakwood Village consisting primarily of signage, building improvements, and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $396,000 of capital improvements over the near term. Capital improvement projects planned for 1999 consist of, but not limited to, HVAC repairs, flooring upgrades, landscaping, pool repairs, roofing, and structural repairs and are expected to cost approximately $452,000.

Palisades Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $15,000 of capital improvements at Palisades Apartments, consisting primarily of floor coverings. This improvement was funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $331,000 of capital improvements over the near term. Capital improvement projects planned for 1999, but not limited to, flooring, electrical exterior, parking lots, landscaping, pool, roofing and structural repairs and are expected to cost approximately $430,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,462,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to July 2003. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.


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


                          PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and managing entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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

          b) Reports on Form 8-K: None filed during the quarter ended March 31, 1999.



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





                              NATIONAL PROPERTY INVESTORS 5


                              By:  NPI EQUITY INVESTMENTS, INC.
                              Its Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                                   /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                              Date: May 14, 1999