Form 10QSB
period 1999-06-30
NATIONAL PROPERTY INVESTORS 5
filed 1999-08-13
CIK 355637

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

                  For the quarterly period ended June 30, 1999


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                         NATIONAL PROPERTY INVESTORS 5

                                 BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)

                                 June 30, 1999


Assets

    Cash and cash equivalents                                     $    975

    Receivables and deposits                                           506

    Restricted escrows                                                 130

    Other assets                                                       163

    Investment properties:

         Land                                         $   2,145

         Buildings and related personal property         27,554

                                                         29,699

         Less accumulated depreciation                  (22,258)     7,441

                                                                  $  9,215
Liabilities and Partners' Deficit

Liabilities

     Accounts payable                                             $     56

     Tenant security deposits liabilities                              123

     Accrued property taxes                                            119

     Due to Managing General Partner                                   290

     Other liabilities                                                 200

     Mortgage notes payable                                         11,411

Partners' Deficit:

     General partner's                                $  (1,247)

     Limited partners' (82,513 units issued and

         outstanding)                                    (1,737)    (2,984)

                                                                  $  9,215


                 See Accompanying Notes to Financial Statements

b)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                           Three Months Ended Six Months Ended

                                                June 30,          June 30,

                                            1999     1998     1999      1998

Revenues:

 Rental income                             $1,156   $1,119   $2,283    $2,234

 Other income                                  64       78      130       166

   Total revenues                           1,220    1,197    2,413     2,400

Expenses:

 Operating                                    578      641    1,081     1,209

 Interest                                     268      270      534       541

 Depreciation                                 315      294      620       588

 General and administrative                    50       58      108       116

 Property taxes                                60       62      103       124

 Incentive compensation fee                    --      290       --       290

 Loss on disposal of property                  --       --       --        64

   Total expenses                           1,271    1,615    2,446     2,932

Equity in net income of

   tenant-in-common property                   --    4,888       --     4,907

(Loss) income before extraordinary item       (51)   4,470      (33)    4,375

Extraordinary loss on early extinguishment

of tenant-in-common debt                       --     (202)      --      (202)

Net (loss) income                          $  (51)  $4,268   $  (33)   $4,173

Net (loss) income allocated to

   general partner (3%)                    $   (2)  $  128   $   (1)   $  125

Net (loss) income allocated to

   limited partners (97%)                     (49)   4,140      (32)    4,048

                                           $  (51)  $4,268   $  (33)   $4,173

Net (loss) income per limited partnership

   unit:

   (Loss) income before extraordinary

       item                                $ (.59)  $52.55   $ (.39)   $51.44

   Extraordinary loss                          --    (2.38)      --     (2.38)

                                           $ (.59)  $50.17   $ (.39)   $49.06



                 See Accompanying Notes to Financial Statements

  c)
                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership    General     Limited

                                    Units     Partner's    Partners'     Total

Original capital contributions     82,513     $      1   $  41,257    $  41,258

Partners' deficit at

   December 31, 1998               82,513     $ (1,246)  $  (1,705)   $  (2,951)

Net loss for the six months

ended June 30, 1999                    --           (1)        (32)         (33)

Partners' deficit at

   June 30, 1999                   82,513     $ (1,247)  $  (1,737)   $  (2,984)


                 See Accompanying Notes to Financial Statements
d)
                         NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                             1999        1998

Cash flows from operating activities:

  Net (loss) income                                       $   (33)    $ 4,173

  Adjustments to reconcile net (loss) income to net

   cash provided by operating activities:

   Depreciation                                               620         588

   Amortization of loan costs                                  33          33

   Loss on disposal of property                                --          64

   Equity in net income of tenant-in-common property           --      (4,705)

   Change in accounts:

    Receivables and deposits                                 (107)       (171)

    Other assets                                               (1)         40

    Accounts payable                                          (73)         54

    Tenant security deposit liabilities                         9           7

    Accrued property taxes                                     60         125

    Due to Managing General Partner                            --         290

    Other liabilities                                         (30)         11

   Net cash provided by operating activities                  478         509

Cash flows from investing activities:

    Property improvements and replacements                   (353)       (414)

    Net (deposits to) receipts from

      restricted escrows                                      (10)        214

 Net cash used in investing activities                       (363)       (200)

Cash flows used in financing activities:

    Payments of mortgage notes payable                       (112)        (94)

Net increase in cash and cash equivalents                       3         215

Cash and cash equivalents at beginning of period              972       1,350

Cash and cash equivalents at end of period                $   975     $ 1,565

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $   537     $   510


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 5

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred in the six month periods ended June 30, 1999 and 1998:

                                                   1999        1998

                                                    (in thousands)

Property management fees (included in
operating expenses)                              $  124      $  120

Reimbursement for services of affiliates
(included in operating, general and
administrative expenses, and investment
properties)                                          75         126

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $120,000 for the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $126,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $10,000 and $38,000 in reimbursements for construction oversight costs for 1999 and 1998, respectively.

In addition, approximately $290,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 20,897.98 (25.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $62 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,322.00 units.
As a result, AIMCO and its affiliates currently own 38,511 units of limited partnership interest in the Partnership representing 46.67% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Condensed statements of operations of the Village for the six month period ending June 30, 1998 is as follows:

                                              1998
                                         (in thousands)
Revenues:
 Rental income                              $ 2,181
 Other income                                   118
 Gain on sale of property                    19,946
   Total revenues                            22,245
Expenses:
 Operating and other expenses                 1,192
 Depreciation                                   395
 Mortgage interest                              485
   Total expenses                             2,072
Income before extraordinary loss             20,173
Extraordinary loss on early
extinguishment of debt                         (840)
Net income                                  $19,333

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                   1999                     Residential    Other      Totals
                                                        (in thousands)

Rental income                               $ 2,283      $   --       $ 2,283
Other income                                    119          11           130
Interest expense                                534          --           534
Depreciation                                    620          --           620
General and administrative expense               --         108           108
Segment profit (loss)                            64         (97)          (33)
Total assets                                  8,676         539         9,215
Capital expenditures for investment
  properties                                    353          --           353


                   1998                     Residential    Other      Totals
                                                        (in thousands)

Rental income                               $ 2,234      $   --       $ 2,234
Other income                                    135          31           166
Interest expense                                541          --           541
Depreciation                                    588          --           588
General and administrative expense               --         116           116
Incentive compensation fee                       --         290           290
Equity in income of tenant-in-common             --       4,907         4,907
Extraordinary loss on early extinguishment
  of tenant-in-common debt                       --        (202)         (202)
Segment (loss) profit                          (157)      4,330         4,173
Total assets                                  8,981       6,186        15,167
Capital expenditures for investment
  properties                                    414          --           414

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                        Average

                                                       Occupancy

Property                                          1999          1998

Willow Park on Lake Adelaide
   Altamonte Springs, Florida                      96%          96%

Oakwood Village at Lake Nan Apartments
   Winter Park, Florida                            95%          95%

Palisades Apartments
   Montgomery, Alabama                             88%          89%

Results of Operations

The Partnership realized a net loss of approximately $33,000 for the six months ended June 30, 1999, compared to net income of approximately $4,173,000 for the comparable period in 1998. The Partnership realized a net loss of approximately $51,000 for the three months ended June 30, 1999, compared to net income of approximately $4,268,000 for the comparable period in 1998. The increase in net loss for the three and six months ended June 30, 1999, is due to the Partnership's 1998 share of the net income of the tenant-in-common property resulting from the gain recognized on the sale of the Village, (see "Item 1. Note D _ Tenant-In-Common Property") offset by the Partnership's share of the extraordinary loss on the early extinguishment of tenant-in-common debt. Partially offsetting the decrease in the equity in the net income of the tenant-in-common property was the accrual of an incentive compensation fee related to the sale of the Village. The fee is subordinated to the limited partners receiving a certain level of distributions (see "Item 1. Note C _ Transactions with Affiliated Parties"). At the Partnership's remaining properties, net loss decreased for both the three and six month periods ended June 30, 1999. The decrease in net loss is attributable to a slight increase in total revenue and a decrease in total expenses. The increase in total revenues is due to an increase in rental income offset by a decrease in other income. Rental income increased due to increased rental rates at all of the Partnership's properties. The decrease in other income is primarily due to a decrease in application and late fees at the Palisades Apartment and a decrease in interest income as a result of lower average cash balances held in interest-bearing accounts. The decrease in total expenses is primarily due to a decrease in operating expense and loss on disposal of property partially offset by an increase in depreciation. The decrease in operating expenses decreased resulted from the decreases in property, insurance, and maintenance expenses. The decrease in property expenses is due to staffing changes at Oakwood Village causing a decrease in payroll costs. The decrease in maintenance expense is the result of the insurance proceeds received in 1999 for damages at Palisades resulting from storm damage incurred in 1998. The decrease in insurance expense is the result of decreased policy premiums in 1999 due to a change in insurance carrier. The decrease in loss on disposal of property is the result of a roof write-off at Palisades in 1998. The increase in depreciation expense is due to fixed asset additions of approximately $1,551,000 over the past two years. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement is also included.

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

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $975,000 as compared to approximately $1,565,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased by approximately $3,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $478,000 of cash provided by operating activities being substantially offset by approximately $363,000 of cash used in investing activities and approximately $112,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Willow Park on Lake Adelaide

During the six months ended June 30, 1999, the Partnership completed approximately $76,000 of capital improvements at Willow Park, consisting primarily of appliances, landscaping, structural improvements, and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $361,000 for 1999 at this property which include certain of the required improvements and consists of interior and exterior building improvements.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $216,000 of capital improvements at Oakwood Village consisting primarily of signage, structural improvements, and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $396,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $452,000 for 1999 at this property which include certain of the required improvements and consists of HVAC repairs, flooring upgrades, landscaping, pool repairs, roofing, and structural repairs.

Palisades Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $61,000 of capital improvements at Palisades Apartments, consisting of appliances, roof repairs, and floor coverings replacement. This improvement was funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $331,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $430,000 for 1999 at this property which include certain of the required improvements and consists of flooring, electrical exterior, parking lots, landscaping, pool, roofing and structural repairs.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,411,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to July 2003. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No distributions were made during the six months ended June 30, 1999 or 1998. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 20,897.98 (25.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $62 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,322.00 units.
As a result, AIMCO and its affiliates currently own 38,511 units of limited partnership interest in the Partnership representing 46.67% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999, to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b) Reports on Form 8-K: None filed during the quarter ended June 30, 1999.

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


                           NATIONAL PROPERTY INVESTORS 5


                           By:     NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                           By:     /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                           By:     /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                           Date:   August 13, 1999