Form 10QSB
period 1999-09-30
NATIONAL PROPERTY INVESTORS 5
filed 1999-11-15
CIK 355637

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $    927
Receivables and deposits                                                    514
Restricted escrows                                                          171
Other assets                                                                244
Investment properties:
Land                                                     $  2,145
Buildings and related personal property                    27,809
                                                           29,954
Less accumulated depreciation                             (22,588)        7,366
                                                                       $  9,222
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                       $    126
Tenant security deposits liabilities                                        125
Accrued property taxes                                                      201
Due to Managing General Partner                                             290
Other liabilities                                                           180
Mortgage note payable                                                    11,358

Partners' Deficit
General partner                                          $ (1,249)
Limited partners (82,513 units
issued and outstanding)                                    (1,809)       (3,058)
                                                                       $  9,222

                 See Accompanying Notes to Financial Statements

b)

                         NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                         $ 1,184     $ 1,126    $ 3,467    $ 3,360
Other income                               73          98        203        264
Total revenues                          1,257       1,224      3,670      3,624

Expenses:
Operating                                 609         619      1,690      1,828
Interest                                  265         271        799        812
Depreciation                              330         294        950        882
General and administrative                 45          71        153        187
Property taxes                             82          61        185        185
Incentive compensation fee                 --          --         --        290
Loss on disposal of property               --          --         --         64
Total expenses                          1,331       1,316      3,777      4,248

Equity in net (loss) income of
tenant-in-common property                  --         (10)        --      4,897
(Loss) income before extraordinary
item                                      (74)       (102)      (107)     4,273

Extraordinary loss on early
extinguishment of tenant-in-
common debt                                --          --         --       (202)
Net (loss) income                     $   (74)    $  (102)   $  (107)   $ 4,071

Net (loss) income allocated
to general partner (3%)               $    (2)    $    (3)   $    (3)   $   122
Net (loss) income allocated
to limited partners (97%)                 (72)        (99)      (104)     3,949
                                      $   (74)    $  (102)   $  (107)   $ 4,071

Net (loss) income per limited
partnership unit:
(Loss) income before extraordinary
item                                  $  (.87)    $ (1.20)   $ (1.26)   $ 50.24
Extraordinary loss                         --          --         --      (2.38)
                                      $  (.87)    $ (1.20)   $ (1.26)   $ 47.86

Distribution per limited
partnership unit                      $    --     $ 52.71    $    --    $ 52.71


                 See Accompanying Notes to Financial Statements

c)

                         NATIONAL PROPERTY INVESTORS 5
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      82,513     $     1     $41,257      $41,258

Partners' deficit at
December 31, 1998                   82,513     $(1,246)    $(1,705)     $(2,951)

Net loss for the nine months
ended September 30, 1999                --          (3)       (104)        (107)

Partners' deficit
   at September 30, 1999            82,513     $(1,249)    $(1,809)     $(3,058)



                 See Accompanying Notes to Financial Statements

d)
                         NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:

Net (loss) income                                          $  (107)     $ 4,071
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation                                                   950          882
Amortization of loan costs                                      49           49
Loss on disposal of property                                    --           64
Equity in net income of tenant-in-common property               --       (4,897)
Extraordinary loss on early extinguishment of
tenant-in-common property                                       --          202
Change in accounts:
Receivables and deposits                                      (115)        (174)
Other assets                                                   (98)         (19)
Accounts payable                                                (3)           2
Tenant security deposit liabilities                             11           12
Accrued property taxes                                         142          187
Due to Managing General Partner                                 --          290
Other liabilities                                              (50)          --

Net cash provided by operating activities                      779          669

Cash flows from investing activities:
Property improvements and replacements                        (608)        (492)
Net (deposits to) receipts from restricted escrows             (51)         172
Distribution from tenant-in-common                              --        4,445

Net cash (used in) provided by investing activities           (659)       4,125

Cash flows used in financing activities:
Payments of mortgage notes payable                            (165)        (142)
Distributions paid                                              --       (4,439)

Net cash used in financial activities                         (165)      (4,581)

Net (decrease) increase in cash and cash equivalents           (45)         213

Cash and cash equivalents at beginning of period               972        1,350
Cash and cash equivalents at end of period                 $   927      $ 1,563
Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   785      $   763


                 See Accompanying Notes to Financial Statements


e)
                         NATIONAL PROPERTY INVESTORS 5
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following transactions with the affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $188      $181

Reimbursement for services of affiliates (included in
  operating, and general and administrative expenses,
  and investment properties)                                    113       174

Incentive management fee                                         --       290

Non-accountable reimbursement (included in general and
  administrative expenses)                                       --         4

Partnership management fee (included in general and
  administrative expenses)                                       --         2


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $188,000 and $181,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $113,000 and $174,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts are approximately $10,000 and $47,000 in reimbursements for construction oversight costs for 1999 and 1998, respectively.

In addition, approximately $290,000 of incentive management fees resulting from the sale of The Village were accrued in 1998. These fees are payable to the Managing General Partner but are subordinate to the limited partners receiving a preferred return, specified in the partnership agreement.

For services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $4,000 during the first nine months of 1998. No such reimbursements were earned during the nine months ended September 30, 1999. In addition, the Managing General Partner earned a Partnership Management Fee based on 2% adjusted cash distributed from operations. The Managing General Partner earned and received approximately $2,000 during the first nine months of 1998. No such fees were earned in 1999.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 20,897.98 (approximately 25.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $62 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,322.00 units. As a result, AIMCO and its affiliates currently own 38,815 units of limited partnership interest in the Partnership representing approximately 47.04% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

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

Condensed statement of operations of the Village for the three and nine month periods ending September 30, 1998 is as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                       September 30, 1998    September 30, 1998
Revenues:
Rental income                                $    --               $ 2,181
Other income                                      21                   139
Gain on sale of property                          --                19,946
Total revenues                                    21                22,266

Expenses:
Operating and other expenses                      63                 1,255
Depreciation                                      --                   395
Mortgage interest                                 --                   485
Total expenses                                    63                 2,135

(Loss) income before extraordinary loss          (42)               20,131

Extraordinary loss on early
  extinguishment of debt                          --                  (840)

Net (loss) income                            $   (42)              $19,291


NOTE E - DISTRIBUTIONS

In July 1998, the Partnership distributed approximately $4,439,000 to the partners. Approximately $4,349,000 was paid to the limited partners ($52.71 per limited partnership unit). The distribution represents the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $90,000 from operations. No distributions were paid during the nine month period ended September 30, 1999.

NOTE F - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes two of which are located in Florida and one in Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                      Residential    Other      Totals
Rental income                                  $ 3,467     $    --    $ 3,467
Other income                                       188          15        203
Interest expense                                   799          --        799
Depreciation                                       950          --        950
General and administrative expense                  --         153        153
Segment profit (loss)                               31        (138)      (107)
Total assets                                     8,718         504      9,222
Capital expenditures for investment
  properties                                       608          --        608

                   1998                      Residential     Other      Totals
Rental income                                  $ 3,360      $    --    $ 3,360
Other income                                       206           58        264
Interest expense                                   812           --        812
Depreciation                                       882           --        882
General and administrative expense                  --          187        187
Incentive compensation fee                          --          290        290
Equity in income of tenant-in-common                --        4,897      4,897
Extraordinary loss on early extinguishment
  of tenant-in-common debt                          --          202        202
Segment (loss) profit                             (205)       4,276      4,071
Total assets                                     8,840        1,742     10,582
Capital expenditures for investment
  properties                                       492           --        492


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Willow Park on Lake Adelaide                96%        96%
  Altamonte Springs, Florida
Oakwood Village at Lake Nan Apartments      95%        96%
  Winter Park, Florida
Palisades Apartments                        90%        88%
  Montgomery, Alabama

Results of Operations

The Partnership realized a net loss of approximately $107,000 for the nine month period ended September 30, 1999 compared to net income of approximately $4,071,000 for the comparable period in 1998. The Partnership realized a net loss of approximately $74,000 for the three months ended September 30, 1999, compared to a net loss of approximately $102,000 for the comparable period in 1998. The increase in net loss for the nine months ended September 30, 1999, is due to the Partnership's 1998 share of the net income of the tenant-in-common property resulting from the gain recognized on the sale of the Village, (see "Part I - Financial Information, Item 1. Financial Statements, Note D - Tenant-In-Common Property") offset by the Partnership's share of the extraordinary loss on the early extinguishment of tenant-in-common debt. Partially offsetting the decrease in the equity in the net income of the tenant-in-common property was the accrual of an incentive compensation fee related to the sale of the Village. The fee is subordinated to the limited partners receiving a certain level of distributions (see "Part I - Financial Information, Item 1. Financial Statements, Note C - Transactions with Affiliated Parties"). At the Partnership's remaining properties, net loss decreased for both the three and nine month periods ended September 30, 1999. The decrease in net loss is attributable to a slight increase in total revenue for the three and nine months ended September 30, 1999, and a decrease in total expenses for the nine months ended September 30, 1999. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased rental rates at all of the Partnership's properties. The decrease in other income is primarily due to a decrease in application and late fees at the Palisades Apartments and a decrease in interest income as a result of lower average cash balances held in interest-bearing accounts. The decrease in total expenses is primarily due to a decrease in operating expense and loss on disposal of property partially offset by an increase in depreciation. The decrease in operating expenses resulted from decreases in maintenance, property, and insurance expenses. The decrease in maintenance expense is the result of the insurance proceeds received in 1999 for damages at Palisades resulting from storm damage which were incurred in 1998. The decrease in property expenses is due to staffing changes at Oakwood Village causing a decrease in payroll costs. The decrease in insurance expense is the result of decreased policy premiums in 1999 due to a change in insurance carrier late in 1998. The decrease in loss on disposal of property is the result of a roof write-off at Palisades in 1998. The increase in depreciation expense is due to fixed asset additions over the past two years. For the three months ended September 30, 1999, the increase in total revenues was offset by an increase in total expenses. The increase in total expenses is primarily due to an increase in property tax expense. The increase in property tax expense is due to the timing of receipt of the property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998.

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement is also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $927,000 as compared to approximately $1,563,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased by approximately $45,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $659,000 of cash used in investing activities and approximately $165,000 of cash used in financing activities partially offset by approximately $779,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

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

Willow Park on Lake Adelaide

During the nine months ended September 30, 1999, the Partnership completed approximately $180,000 of capital improvements at Willow Park, consisting primarily of structural and other improvements, floor covering replacements, landscaping and appliance replacements. The structural improvements are approximately 75% complete and the other improvements are substantially complete as of September 30, 1999. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $315,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $361,000 for 1999 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $273,000 of capital improvements at Oakwood Village consisting primarily of signage, floor covering replacements, and HVAC replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $396,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $452,000 for 1999 at this property which include certain of the required improvements and consists of HVAC replacements, flooring upgrades, landscaping, pool improvements, roofing, and structural replacements.

Palisades Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $155,000 of capital improvements at Palisades Apartments, consisting of floor covering replacement, roof replacement, and HVAC replacements. These improvements were funded through replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $331,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $430,000 for 1999 at this property which include certain of the required improvements and consist of flooring, electrical exterior upgrades, parking lots resurfacing, landscaping, pool improvements, roofing and structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,358,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to July 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

In July 1998, the Partnership distributed approximately $4,439,000 to the partners. Approximately $4,349,000 was paid to the limited partners ($52.71 per limited partnership unit). The distribution represents the Partnership's share of the proceeds from the sale of the Village of approximately $4,349,000 and approximately $90,000 from operations. No distributions were made during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 20,897.98 (approximately 25.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $62 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,322.00 units. As a result, AIMCO and its affiliates currently own 38,815 units of limited partnership interest in the Partnership representing approximately 47.04% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                              NATIONAL PROPERTY INVESTORS 5


                              By:  NPI EQUITY INVESTMENTS, INC.
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: