Form 10KSB
period 1999-12-30
NATIONAL PROPERTY INVESTORS 5
filed 2000-03-27
CIK 355637

March 27, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   National Property Investors 5
      Form 10-KSB
      File No. 0-11095


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

             FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      [No Fee Required]

               For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $4,938,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

National Property Investors 5 (the "Partnership" or the "Registrant") is a California limited partnership organized under the Uniform Limited Partnership laws of California as of July 15, 1981. The Partnership's managing general partner is NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), a Florida corporation. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). (See "Transfer of Control".) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date.

The Partnership, through its public offering of Limited Partnership Units, sold 82,513 units aggregating $41,256,500. The general partner contributed capital in the amount of $1,000 for a 3% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The  Partnership  was formed for the purpose of acquiring and  operating  income
producing   residential  real  estate.  The  Partnership  currently  owns  three apartment complexes. See "Item 2. Description of Properties".

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date of
Properties                        Purchase       Type of Ownership           Use

Willow Park on Lake Adelaide      12/13/82  Fee ownership subject to     Apartment
  Altamonte Springs, Florida                a first mortgage             185 units

Oakwood Village at Lake Nan       08/03/82  Fee ownership subject to     Apartment
  Apartments                                a first mortgage             278 units
  Orlando, Florida

Palisades Apartments              06/22/83  Fee ownership subject to     Apartment
  Montgomery, Alabama                       a first mortgage             432 units


Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                       Gross
                      Carrying     Accumulated                            Federal
Properties             Value      Depreciation      Rate      Method     Tax Basis
                           (in thousands)                              (in thousands)
Willow Park           $ 7,438        $ 5,391     5-27.5 yrs    S/L        $ 1,133
Oakwood Village        10,306          7,717     5-27.5 yrs    S/L          1,467
Palidades              12,608          9,806     5-27.5 yrs    S/L          2,248
      Totals          $30,352        $22,914                              $ 4,848

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Properties               1999           Rate     Amortized     Date      Maturity (1)
                    (in thousands)                                      (in thousands)
Willow Park             $ 4,000        8.02%      20 yrs     01/01/20        $  --
Oakwood Village           3,884        8.56%      30 yrs     02/01/01        3,829
Palisades                 4,547        9.00%      22 yrs     07/01/03        3,996
      Totals            $12,431                                            $ 7,825

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Properties                        1999             1998         1999        1998
Willow Park                      $7,131          $6,854          97%         96%
Oakwood Village                   6,723           6,360          95%         95%
Palisades                         4,691           4,540          91%         88%

The Managing General Partner attributes the increased occupancy at the Palisades Apartments to improved marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Capital Improvements

Willow Park on Lake Adelaide Apartments

The Partnership completed approximately $357,000 in capital expenditures at Willow Park on Lake Adelaide Apartments as of December 31, 1999, consisting primarily of structural improvements, roof replacements, floor covering replacements, exterior painting, pool enhancements, recreation facilities, stairwell replacements, and electrical improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $55,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

The Partnership completed approximately $418,000 in capital expenditures at Oakwood Village at Lake Nan Apartments as of December 31, 1999, consisting primarily of roof replacements, electrical upgrades, major landscaping, air conditioning improvements, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $83,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Palisades Apartments

The Partnership completed approximately $231,000 in capital expenditures at Palisades Apartments as of December 31, 1999, consisting primarily of floor covering replacements, roof replacements, exterior lighting upgrades, and air conditioning replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $129,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Real Estate Taxes and Rates

                                         1999                 1999
                                        Billing               Rate
                                    (in thousands)
       Willow Park                       $ 92                 1.96%
       Oakwood Village                    120                 1.95%
       Palisades                           43                 3.45%

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The units holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner
            Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 1999, the Partnership had 82,513 units outstanding held by 2,215 limited partners of record. Affiliates of the Managing General Partner owned 48,032 units or 58.211% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98              $5,376 (1)            $63.72
       01/01/99 - 12/31/99                  --                    --

(1) Approximately $4,349,000 of proceeds from the sale of The Village Apartments and approximately $1,027,000 from operating cash flow.

Future  cash  distributions  will  depend on the levels of cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 48,032 limited partnership units in the Partnership representing 58.211% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1999, was approximately $221,000 as compared to net income of approximately $3,971,000 for the year ended December 31, 1998. The increase in net loss for the year ended December 31, 1999, is due to the Partnership's 1998 share of the equity in net income of the tenant-in-common property resulting from the gain recognized on the sale of The Village (see "Item 7. Financial Statements, Note D - Tenant-In-Common Property"), offset by the Partnership's share of the extraordinary loss on the early extinguishment of tenant-in-common debt. Partially offsetting the decrease in the equity in the net income of the tenant-in-common property was the accrual of an incentive compensation fee related to the sale of the Village. The fee is subordinated to the limited partners receiving a certain level of distributions (see "Item 7. Financial Statements, Note F - Transactions with Affiliated Parties").

At the Partnership's remaining properties, the loss before equity in net income of tenant-in-common property and extraordinary items decreased from approximately $724,000 to approximately $169,000 for the year ended December 31, 1998 and 1999, respectively. The decrease in loss is attributable to an increase in total revenue and a decrease in total expenses. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased rental rates at all of the Partnership's properties. The decrease in other income is primarily due to a decrease in application and late fees at the Palisades Apartments and a decrease in interest income as a result of lower average cash balances held in interest-bearing accounts. The decrease in total expenses is primarily due to a decrease in operating expense and incentive compensation fee partially offset by an increase in depreciation expense. The decrease in operating expenses resulted from decreases in maintenance, property, and insurance expenses. The decrease in maintenance expense is the result of insurance proceeds received in 1999 for damages at Palisades resulting from storm damages which were incurred in 1998 and fire damage from 1999, and damages at Oakwood Village Apartments resulting from water damage due to a water line breakage. The decrease in property expenses is due to staffing changes at Oakwood Village causing a decrease in payroll costs. The increase in depreciation expense is due to fixed asset additions over the past two years. The Partnership also incurred a loss due to the early extinguishment of debt of $52,000 as a result of the refinancing of the mortgage encumbering Willow Park (see discussion below).

Included in general and administrative expenses at both December 31, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $86,000 ($1.01 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,016,000 as compared to approximately $972,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents increased by approximately $1,044,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,150,000 of cash provided by operating activities and approximately $833,000 of cash provided by financing activities partially offset by approximately $939,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of Willow Park partially offset by repayment of the existing mortgage and principal payments made on the mortgages encumbering the Partnership's remaining properties as well as debt extinguishment costs on the old debt and loan costs paid for the new debt. Cash used in investing activities consisted of property improvements and replacements and net withdrawals from restricted escrows.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

The Managing General Partner has made available to the Partnership a $300,000 line of credit. At the present time, the Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $268,500. Additional improvements may be considered and will depend on the physical condition of each of the properties as well as replacement reserves and anticipated cash flow generated by each property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,431,000 is being amortized over varying periods with balloon payments due at maturity for Oakwood Village Apartments and the Palisades Apartments. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During 1998, the Partnership distributed approximately $5,376,000 to the partners (approximately $5,258,000 to the limited partners, $63.72 per limited partnership unit). These distributions represented the Partnership's share of the proceeds from the sale of The Village of approximately $4,349,000 (approximately $4,261,000 to the limited partners, $51.64 per limited partnership unit) and approximately $1,027,000 (approximately $997,000 to the limited partners, $12.08 per limited partnership unit) from operations. No cash distributions were made in 1999. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 48,032 limited partnership units in the Partnership representing 58.211% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

            Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note K to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $ 2,016
   Receivables and deposits                                                      351
   Restricted escrows                                                             53
   Other assets                                                                  221
   Investment properties (Notes C & G):
      Land                                                    $ 2,145
      Buildings and related personal property                   28,207
                                                                30,352

      Less accumulated depreciation                            (22,914)        7,438
                                                                            $ 10,079

Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                       $   145
      Tenant security deposits payable                                           122
      Accrued property taxes                                                      57
      Due to General Partner (Note D)                                            290
      Other liabilities                                                          206
      Mortgage notes payable (Note C)                                         12,431

Partners' Deficit
   General partner                                            $ (1,253)
   Limited partners (82,513 units issued and
      outstanding)                                              (1,919)       (3,172)
                                                                            $ 10,079

                 See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                               1999         1998
Revenues:
   Rental income                                             $ 4,657      $ 4,503
   Other income                                                  281          343
      Total revenues                                           4,938        4,846

Expenses:
   Operating                                                   2,221        2,468
   General and administrative                                    269          285
   Interest                                                    1,092        1,080
   Depreciation                                                1,276        1,198
   Properties taxes                                              249          249
   Incentive compensation fee                                     --          290
      Total expenses                                           5,107        5,570

Loss before equity in net income of tenant-in-common
   property and extraordinary items                             (169)        (724)
Equity in net income of tenant-in-common
   property (Note D)                                              --        4,899

(Loss) income before extraordinary items                        (169)       4,175

Extraordinary loss on early extinguishment of debt               (52)          --
(Note C)
Extraordinary loss on early extinguishment of debt
   of tenant-in-common debt (Note D)                              --         (204)

Net (loss) income                                             $ (221)     $ 3,971

Net (loss) income allocated to general partner (3%)            $  (7)      $  119
Net (loss) income allocated to limited partners (97%)           (214)       3,852
                                                              $ (221)     $ 3,971
Per limited partnership unit:

(Loss) income before extraordinary items                     $ (1.99)     $ 49.08
Extraordinary loss on early extinguishment of debt             (0.60)          --
Extraordinary loss on early extinguishment of debt
   of tenant-in-common debt                                       --        (2.40)
Net (loss) income                                            $ (2.59)     $ 46.68

Distributions per limited partnership unit                     $ --       $ 63.72

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513         $   1      $41,257    $41,258

Partners' deficit at
  December 31, 1997                     82,513       $(1,247)     $ (299)    $(1,546)

Distribution to partners                    --          (118)      (5,258)    (5,376)

Net income for the year ended
  December 31, 1998                         --           119        3,852      3,971

Partners' deficit at
  December 31, 1998                     82,513        (1,246)      (1,705)    (2,951)

Net loss for the year ended
  December 31, 1999                         --            (7)        (214)      (221)

Partners' deficit at
  December 31, 1999                     82,513       $(1,253)     $(1,919)   $(3,172)

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 1999         1998
Cash flows from operating activities:
  Net (loss) income                                             $ (221)      $ 3,971
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Equity in net income from tenant-in-common property               --       (4,899)
   Extraordinary loss on early extinguishment of debt                52           --
   Extraordinary loss on early extinguishment of tenant-
      in-common debt                                                 --          204
   Depreciation                                                   1,276        1,198
   Amortization of loan costs                                        66           66
   Loss on disposal of property                                      --           64
   Change in accounts:
      Receivables and deposits                                       48         (132)
      Other assets                                                  (69)          40
      Accounts payable                                               16          (30)
      Tenant security deposit payable                                 8           15
      Accrued property taxes                                         (2)          48
      Other liabilities                                             (24)         550

          Net cash provided by operating activities               1,150        1,095

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            67          227
  Property improvements and replacements                         (1,006)        (588)
  Distribution from tenant-in-common property                        --        4,445

          Net cash (used in) provided by investing
            activities                                             (939)       4,084

Cash flows from financing activities:
  Payments of mortgage notes payable                               (219)        (181)
  Prepayment of mortgage note payable                            (2,873)          --
  Proceeds from mortgage note payable                             4,000           --
  Debt extinguishment costs                                         (29)          --
  Loan costs paid                                                   (46)          --
  Distributions to partners                                          --       (5,376)

          Net cash provided by (used in) financing
            activities                                              833       (5,557)

Net increase (decrease) in cash and cash equivalents              1,044         (378)

Cash and cash equivalents at beginning of year                      972        1,350
Cash and cash equivalents at end of year                        $ 2,016       $  972

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,083       $  980

            See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 5 (the "Partnership" or the "Registrant") was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981, for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida and one complex located in Alabama. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The officers and directors of the Managing General Partner also serve as executive officers of AIMCO. The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions

Income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Replacement Reserve Escrow

Oakwood Village and Palisades Apartments maintain replacement reserve escrows to fund replacement, refurbishment or repair of improvements to each property pursuant to the mortgage note documents. As of December 31, 1999, the balance in these accounts are approximately $53,000.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to
27.5 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and
(2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note K).

Loan Costs

Loan  costs  of  approximately  $420,000,   less  accumulated   amortization  of
approximately $278,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising

Advertising costs of approximately $87,000 in 1999 and approximately $77,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         1999        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Properties

Willow Park             $ 4,000        $  34      8.02%    01/01/20        $   --
Oakwood Village           3,884           32      8.56%    02/01/01         3,829
Palisades                 4,547           45      9.00%    07/01/03         3,996
       Totals           $12,431       $ 111                                $7,825

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000              $  275
                               2001               4,078
                               2002                 267
                               2003               4,193
                               2004                 116
                            Thereafter            3,502
                                                $12,431

Note D - Tenant-In-Common Property

The Partnership owned The Village as a tenant-in-common with National Property Investors 6 ("NPI 6"), an affiliated public limited partnership. NPI 6 acquired a 75.972% undivided interest with the Partnership owning the remaining 24.028%. The property was accounted for under the equity method of accounting.

On June 30, 1998, The Village, located in Voorhees Township, New Jersey, was sold to an unaffiliated party for an adjusted sales price of approximately $30,102,000. After repayment of the mortgage note payable and closing expenses, the net proceeds from the sale were approximately $18,211,000. The sale resulted in a gain of approximately $19,946,000 for the tenant-in-common joint venture and an extraordinary loss on early extinguishment of debt of approximately $840,000, representing prepayment penalties and the write off of the remaining unamortized loan costs. The Partnership's equity in the net income of this tenant-in-common property was approximately $4,899,000 for 1998. The Partnership's equity in the extraordinary loss on early extinguishment of debt was approximately $204,000 for 1998.

The Village tenant-in-common joint venture with NPI 6 was terminated in 1998 after the distribution of the proceeds from the sale.

Condensed statement of operations of the Village for the year ended December 31, 1998 is as follows (in thousands):

                                            For the Year Ended
                                            December 31, 1998
Revenues:
   Rental income                                 $ 2,182
   Other income                                      150
   Gain on sale of property                       19,946
       Total revenues                             22,278

Expenses:
   Operating and other expenses                    1,244
   Depreciation                                      395
   Mortgage interest                                 486
       Total expenses                              2,125

Income before extraordinary loss                  20,153

Extraordinary loss on early
  extinguishment of debt                             840

Net income                                       $19,313

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                 1999        1998

Net (loss) income per financial statements      $ (221)     $3,971
   Gain on sale of The Village                      --       1,550
   Depreciation differences                        795         758
   Other                                           317         203
Net taxable income to partners                   $ 891      $6,482
Federal taxable income per limited
   partnership unit                             $10.48      $76.20

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1999 (in thousands):

Net liabilities as reported                 $(3,172)
  Land and buildings                           (282)
  Accumulated depreciation                   (2,308)
  Syndication and distribution costs          4,485
  Other                                         475

Net liabilities - Federal tax basis          $ (802)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made or accrued to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 254      $ 242
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             146        184
Partnership management fee (included in general
  and administrative expenses)                             --         21
Non-accountable reimbursement (included in general
  and administrative expenses)                             --         48
Incentive management fee                                   --        290

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $254,000 and $242,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $146,000 and $184,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $48,000 during the year ended December 31 1998. No such reimbursements were earned during the year ended December 31, 1999. In addition, the Managing General Partner earned a Partnership Management Fee based on 2% of adjusted cash distributed from operations. The Managing General Partner earned and received approximately $21,000 during 1998. No such fees were earned in 1999.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 1999, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 (see "Note D").

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 48,032 limited partnership units in the Partnership representing 58.211% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Real Estate and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Willow Park                 $ 4,000         $  567        $ 5,218         $ 1,653
Oakwood Village               3,884            589          7,181           2,536
Palisades                     4,547            970          8,448           3,190
        Totals              $12,431        $ 2,126        $20,847         $ 7,379



                    Gross Amount At Which
                           Carried
                     At December 31, 1999
                        (in thousands)
                          Buildings
                         And Related
                          Personal             Accumulated     Date of      Date   Depreciable
Description       Land   Properties   Total    Depreciation  Construction Acquired Life-Years
                                              (in thousands)
Willow Park       $  574   $ 6,864   $ 7,438     $ 5,391        1973       12/82   5-27.5 yrs
Oakwood Village      595     9,711    10,306       7,717        1973       08/82   5-27.5 yrs
Palisades            976    11,632    12,608       9,806      1968-1972    06/83   5-27.5 yrs
     Totals      $ 2,145   $28,207   $30,352     $22,914


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   1999         1998
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $29,346      $29,093
    Property improvements and replacements          1,006          588
    Disposal of property                               --         (335)
Balance at end of year                            $30,352      $29,346

Accumulated Depreciation
Balance at beginning of year                      $21,638      $20,711
    Additions charged to expense                    1,276        1,198
    Disposal of property                               --         (271)
Balance at end of year                            $22,914      $21,638

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $30,070,000 and $29,063,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $25,222,000 and $24,768,000, respectively.

Note H - Distributions

During 1998, the Partnership distributed approximately $5,376,000 to the partners (approximately $5,258,000 to the limited partners, $63.72 per limited partnership unit). These distributions represented the Partnership's share of the proceeds from the sale of The Village of approximately $4,349,000 (approximately $4,261,000 to the limited partners, $51.64 per limited partnership unit) and approximately $1,027,000 (approximately $997,000 to the limited partners, $12.08 per limited partnership unit) from operations. No cash distributions were made in 1999.

Note  I -  Disclosures  about  Segments  of an  Enterprise  and  Related

Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential properties segment consists of three apartment complexes located in Florida (2) and Alabama. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
Rental income                             $ 4,657       $  --     $ 4,657
Other income                                  260           21        281
Interest expense                            1,092           --      1,092
Depreciation                                1,276           --      1,276
General and administrative expense             --          269        269
Extraordinary loss on early
  extinguishment of debt                       52           --         52
Segment profit (loss)                          27         (248)      (221)
Total assets                                8,606        1,473     10,079
Capital expenditures for investment
  properties                                1,006           --      1,006


                 1998                   Residential     Other      Totals

Rental income                             $ 4,503       $  --     $ 4,503
Other income                                  274           69        343
Interest expense                            1,080           --      1,080
Depreciation                                1,198           --      1,198
General and administrative expense             --          285        285
Incentive compensation fee                     --          290        290
Equity in income of tenant-in-common           --        4,899      4,899
Extraordinary loss on early
  extinguishment of tenant-in-
  common debt                                  --          204        204
Segment (loss) profit                        (218)       4,189      3,971
Total assets                                8,618          776      9,394
Capital expenditures for investment
  properties                                  588           --        588


Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $86,000 ($1.01 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.     Directors,   Executive   Officers,   Promoters   and   Control
            Persons; Compliance with Section 16(a) of the Exchange Act

National Property Investors 5 (the "Partnership" or the "Registrant") has no officers or directors. The names and ages of, as well as the positions and offices held by, the present executive officers and directors of NPI Equity Investments, Inc. ("NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       37,149           45.022%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          10,883           13.189%
  (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made or accrued to affiliates of the Managing General Partner during each of the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)
Property management fees                                $ 254      $ 242
Reimbursement for services of affiliates                  146        184
Partnership management fee                                 --         21
Non-accountable reimbursement                              --         48
Incentive management fee                                   --        290

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $254,000 and $242,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $146,000 and $184,000 for the years ended December 31, 1999 and 1998, respectively.

For services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $48,000 during the year ended December 31 1998. No such reimbursements were earned during the year ended December 31, 1999. In addition, the Managing General Partner earned a Partnership Management Fee based on 2% of adjusted cash distributed from operations. The Managing General Partner earned and received approximately $21,000 during 1998. No such fees were earned in 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 1999, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 48,032 limited partnership units in the Partnership representing 58.211% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.17, Multifamily Note between the Registrant and GMAC Commercial Mortgage Corporation, dated December 15, 1999, as it pertains to Willow Park on Lake Adelaide Apartments.

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

            None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL PROPERTY INVESTORS 5

                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                      Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit

2.1 NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3 Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.5 Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K dated as of October 16, 1998.

3.4 (a)           Agreement  of  Limited   Partnership   incorporated   by
                  reference to Exhibit A to the Prospectus of the Partnership dated January 4, 1982, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-74143).

    (b) Amendments to Agreement of Limited Partnership incorporated by reference to the Definitive Proxy Statement of the Partnership dated April 3, 1991.

    (c) Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant dated August 28, 1992.

10.3 Form of Property Management Agreement dated June 21, 1991, by and between the Partnership and NPI Management with respect to each of the Partnership's properties, incorporated by reference to Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.5 Mortgage Note dated June 29, 1993, made by the Partnership for the benefit of Collateral Mortgage, Ltd., as it pertains to Palisades Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 30, 1993.

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

10.9 Amended and Restated First Mortgage Note, dated September 30, 1993, between the Partnership and The
                  Travelers Insurance Company, as it pertains to The Village Apartments incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

10.10 Multifamily Note and Addendum dated January 3, 1994, made by the Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.11 Multifamily Mortgage, Assignment of Rents and Security Agreement and Rider, dated January 3, 1994, between the Partnership and Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.12 Multifamily Note and Addendum dated January 7, 1994, made by the Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.13 Multifamily Mortgage, Assignment of Rents and Security Agreement and Rider, dated January 7, 1994, made by the Partnership and Hanover Capital Mortgage Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

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

10.17 Multifamily Note between the Registrant and GMAC Commercial Mortgage Corporation, dated December 15, 1999, as it pertains to Willow Park on Lake Adelaide Apartments. Filed with Form 10-KSB for the period ended December 31, 1999.

16 Letter dated November 24, 1998, from the Registrant's former independent accounts regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1998.

18                Independent   Accountants'   Preferability   Letter  for
                  Change in Accounting Principle.

27                Financial Data Schedule.

                                                                      Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
NPI Equity Investments, Inc.
Managing General Partner of National Property Investors 5
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Financial Statements of National Property Investors 5 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                         Very truly yours,
                                                      /s/Ernst & Young LLP



                                                                   Exhibit 10.17
                                                        FHLMC Loan No. 002682516

                                MULTIFAMILY NOTE
                                  (MULTISTATE)

US $4,000,000.00                                         As of December 15, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million and 00/100 Dollars (US $4,000,000.00), with interest on the unpaid principal balance at the annual rate of eight and twenty thousandths percent (8.020%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Thirty Three Thousand Five Hundred Seven and 41/100 (US $33,507.41), shall be payable on the first day of each month beginning on February 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                   NATIONAL PROPERTY INVESTORS 5, a California limited partnership, doing business in Florida as National Property Investors 5, Ltd.

                                   By:  NPI Equity Investments, Inc., a Florida
                                        corporation, its general partner

                                   By:  Patti K. Fielding
                                        Vice President

                                   22-2385051
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE
CORPORATION, WITHOUT RECOURSE, THIS 15 DAY OF
DECEMBER, 1999

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:_________________________________
   Donald W. Marshall
   Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

          For purposes of subparagraph (ii), the following definitions shall apply:

          Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

          Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

          Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury
          Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

          Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B
                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.