Form 10QSB
period 2000-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2000-05-15
CIK 355637

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $ 1,957
   Receivables and deposits                                                     317
   Restricted escrows                                                            75
   Other assets                                                                 294
   Investment properties:
       Land                                                  $  2,145
       Buildings and related personal property                 28,433
                                                               30,578
       Less accumulated depreciation                          (23,250)        7,328
                                                                            $ 9,971

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $  175
   Tenant security deposit liabilities                                          122
   Accrued property taxes                                                        79
   Due to Managing General Partner                                              290
   Other liabilities                                                            202
   Mortgage notes payable                                                    12,376

Partners' Deficit

   General partner                                           $ (1,256)
   Limited partners (82,513 units
      issued and outstanding)                                  (2,017)       (3,273)
                                                                            $ 9,971

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2000           1999
Revenues:
   Rental income                                            $1,200         $1,127
   Other income                                                 73             66
       Total revenues                                        1,273          1,193

Expenses:
   Operating                                                   633            503
   Interest                                                    287            266
   Depreciation                                                336            305
   General and administrative                                   54             58
   Property taxes                                               64             43
       Total expenses                                        1,374          1,175

Net (loss) income                                           $ (101)         $  18

Net (loss) income allocated to general partner (3%)          $  (3)           $ 1

Net (loss) income allocated to limited partners (97%)          (98)            17

                                                            $ (101)         $  18

Net (loss) income per limited partnership unit              $(1.19)        $ 0.21

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $   1      $41,257      $41,258

Partners' deficit at
   December 31, 1999                  82,513     $(1,253)     $(1,919)     $(3,172)

Net loss for the three months
   ended March 31, 2000                   --          (3)         (98)        (101)

Partners' deficit at
   March 31, 2000                     82,513     $(1,256)     $(2,017)     $(3,273)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (101)     N $ 18
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     336         305
   Amortization of loan costs                                        16          15
   Change in accounts:
      Receivables and deposits                                       34         (38)
      Other assets                                                    6           1
      Accounts payable                                               30         (80)
      Tenant security deposit liabilities                            --           4
      Accrued property taxes                                         22           1
      Other liabilities                                              (4)        (15)

       Net cash provided by operating activities                    339         211

Cash flows from investing activities:

  Property improvements and replacements                           (226)       (176)
  Net deposits to restricted escrows                                (22)        (45)

       Net cash used in investing activities                       (248)       (221)

Cash flows from financing activities:

  Payments of mortgage notes payable                                (55)        (61)
  Loan costs paid                                                   (95)         --

       Net cash used in investing activities                       (150)        (61)

Net decrease in cash and cash equivalents                           (59)        (71)

Cash and cash equivalents at beginning of period                  2,016         972
Cash and cash equivalents at end of period                       $1,957       $ 901

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  216       $ 287

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with the affiliates of the Managing General Partner were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 64      $ 62
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                       38        40

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $64,000 and $62,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $40,000 for the three months ended March 31, 2000 and 1999, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2000, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

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

AIMCO and its affiliates currently own 48,238 limited partnership units in the Partnership representing 58.461% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.461% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note D - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of three apartment complexes, two of which are located in Florida and one in Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                    2000                       Residential    Other      Totals
Rental income                                    $ 1,200       $  --    $ 1,200
Other income                                          59          14         73
Interest expense                                     287          --        287
Depreciation                                         336          --        336
General and administrative expense                    --          54         54
Segment loss                                          61         (40)      (101)
Total assets                                       8,218       1,753       9,971
Capital expenditures for investment
  properties                                         226          --        226

                    1999                      Residential     Other      Totals
Rental income                                   $ 1,127       $  --     $ 1,127
Other income                                         60            6         66
Interest expense                                    266           --        266
Depreciation                                        305           --        305
General and administrative expense                   --           58         58
Segment profit (loss)                                70          (52)        18
Total assets                                      8,684          577      9,261
Capital expenditures for investment
  properties                                        176           --        176

Note E - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Willow Park on Lake Adelaide                  96%        94%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        94%        95%
         Winter Park, Florida
      Palisades Apartments (1)                      91%        87%
         Montgomery, Alabama

(1) The Managing General Partner attributes the increase in occupancy to improved marketing efforts.

Results of Operations

The Partnership realized a net loss of approximately $101,000 for the three month period ended March 31, 2000 compared to net income of approximately $18,000 for the comparable period in 1999. The increase in net loss for the three months ended March 31, 2000, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation, and property tax expenses. Operating expense increased as a result of maintenance expense increases at Oakwood Village and Palisades. Maintenance expense at Oakwood Village increased as a result of interior painting, plumbing, landscaping, and exterminating cost increases, while maintenance expense at Palisades increased as a result of interior painting, floor coverings, and exterminating costs. The increase in depreciation expense is the result of assets placed in service during the past twelve months that are now being depreciated. The increase in property tax expense is due to the timing of the receipt of property tax bills for 1999 which affected the accruals as of March 31, 1999. The increase in total revenues is due to an increase in rental income. Rental income increased due to increased rental rates at all of the Partnership's properties in addition to an overall increase in occupancy.

Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,957,000 as compared to approximately $901,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased by approximately $59,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $248,000 of cash used in investing activities and approximately $150,000 of cash used in financing activities partially offset by approximately $339,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and additional loan costs incurred on the refinancing of Willow Park Apartments in December 1999 (see discussion below). The Partnership invests its working capital reserves in money market accounts.

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

Willow Park on Lake Adelaide

During the three months ended March 31, 2000, the Partnership completed approximately $57,000 of capital improvements at Willow Park, consisting primarily of floor covering replacements, swimming pool enhancements, plumbing enhancements, and office furniture replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $132,000 for the year 2000 at this property which consist primarily of floor covering replacements, appliance replacements, and HVAC replacements.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $131,000 of capital improvements at Oakwood Village consisting primarily of floor covering replacements, structural improvements, plumbing enhancements, major landscaping, and plumbing enhancements. These improvements were funded through replacement reserves and operating cash flow. The Partnership is currently modifying the 2000 capital improvement budget for Oakwood Village Apartments. The budget is anticipated to include amounts to cover the following capital improvement needs at the property: HVAC replacements, floor covering replacements, and appliance replacements.

Palisades Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $38,000 of capital improvements at Palisades Apartments, consisting of floor covering replacement, roof replacement, HVAC replacements, and structural improvements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $360,000 for the year 2000 at this property which consist primarily of exterior painting, floor covering replacements, HVAC units, and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. New loan costs of approximately $46,000 were paid during the year ended December 31, 1999. Additional loan costs of approximately $95,000 were paid during the three month period ended March 31, 2000. These loan costs were included in other assets and will be amortized over the life of the loan.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,376,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to January 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No distributions were made during the three months ended March 31, 2000 and 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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