Form 10QSB
period 2000-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2000-08-14
CIK 355637

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  417
   Receivables and deposits                                                     344
   Restricted escrows                                                           107
   Other assets                                                                 290
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 28,534
                                                               30,679
       Less accumulated depreciation                          (23,598)        7,081
                                                                            $ 8,239

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $  121
   Tenant security deposit liabilities                                          124
   Accrued property taxes                                                       144
   Due to Managing General Partner                                              290
   Other liabilities                                                            206
   Mortgage notes payable                                                    12,315

Partners' Deficit

   General partner                                           $ (1,298)
   Limited partners (82,513 units
      issued and outstanding)                                  (3,663)       (4,961)
                                                                            $ 8,239

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2000        1999       2000       1999
Revenues:
  Rental income                              $ 1,178    $ 1,156    $ 2,378    $ 2,283
  Other income                                   118         64        191        130
     Total revenues                            1,296      1,220      2,569      2,413

Expenses:
  Operating                                      542        578      1,175      1,081
  Interest                                       287        268        574        534
  Depreciation                                   348        315        684        620
  General and administrative                     118         50        172        108
  Property taxes                                  65         60        129        103
     Total expenses                            1,360      1,271      2,734      2,446

Net loss                                      $ (64)     $ (51)     $ (165)    $ (33)

Net loss allocated to general
  partner (3%)                                $ (2)       $ (2)      $ (5)      $ (1)

Net loss allocated to limited
  partners (97%)                                 (62)       (49)      (160)       (32)

                                              $ (64)     $ (51)     $ (165)    $ (33)

Net loss per limited partnership unit        $ (0.75)   $ (0.59)    $(1.94)   $ (0.39)

Distributions per limited partnership
  unit                                       $ 19.20      $ --     $ 19.20      $ --


                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 1999                  82,513     $(1,253)     $(1,919)     $(3,172)

Distributions to partners                 --         (40)      (1,584)      (1,624)

Net loss for the six months
   ended June 30, 2000                    --          (5)        (160)        (165)

Partners' deficit at
   June 30, 2000                      82,513     $(1,298)     $(3,663)     $(4,961)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (165)      $  (33)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     684          620
   Amortization of loan costs                                        33           33
   Change in accounts:
      Receivables and deposits                                        7         (107)
      Other assets                                                   (4)          (1)
      Accounts payable                                              (24)         (73)
      Tenant security deposit liabilities                             2            9
      Accrued property taxes                                         87           60
      Other liabilities                                              --          (30)

       Net cash provided by operating activities                    620          478

Cash flows from investing activities:

  Property improvements and replacements                           (327)        (353)
  Net deposits to restricted escrows                                (54)         (10)

       Net cash used in investing activities                       (381)        (363)

Cash flows from financing activities:

  Distributions to partners                                      (1,624)          --
  Payments of mortgage notes payable                               (116)        (112)
  Loan costs paid                                                   (98)          --

       Net cash used in investing activities                     (1,838)        (112)

Net (decrease) increase in cash and cash equivalents             (1,599)           3

Cash and cash equivalents at beginning of period                  2,016          972
Cash and cash equivalents at end of period                       $ 417        $  975

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 514        $ 537

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $129      $124
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                       83        75
 Partnership management fee (included in general and
   administrative expenses)                                         51        --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $129,000 and $124,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $83,000 and $75,000 for the six months ended June 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $51,000 during the six months ended June 30, 2000. No such reimbursements were earned during the six months ended June 30, 1999.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2000, an Incentive Management Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

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

AIMCO and its affiliates currently own 48,307 limited partnership units in the Partnership representing 58.545% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 58.545% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. No distributions were made during the six months ended June 30, 1999.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

      Three months ended June 30, 2000         Residential    Other      Totals

Rental income                                    $ 1,178       $ --     $ 1,178
Other income                                          98          20        118
Interest expense                                     287          --        287
Depreciation                                         348          --        348
General and administrative expense                    --         118        118
Segment profit (loss)                                 34         (98)       (64)


       Six months ended June 30, 2000          Residential    Other      Totals

Rental income                                    $ 2,378       $ --     $ 2,378
Other income                                         157          34        191
Interest expense                                     574          --        574
Depreciation                                         684          --        684
General and administrative expense                    --         172        172
Segment loss                                         (27)       (138)      (165)
Total assets                                       8,074         165      8,239
Capital expenditures for investment
  properties                                         327          --        327


       Three months ended June 30, 1999        Residential     Other      Totals

Rental income                                   $ 1,156       $ --      $ 1,156
Other income                                         59            5         64
Interest expense                                    268           --        268
Depreciation                                        315           --        315
General and administrative expense                   --           50         50
Segment loss                                         (6)         (45)       (51)


       Six months ended June 30, 1999         Residential     Other      Totals

Rental income                                   $ 2,283       $ --      $ 2,283
Other income                                        119           11        130
Interest expense                                    534           --        534
Depreciation                                        620           --        620
General and administrative expense                   --          108        108
Segment profit (loss)                                64          (97)       (33)
Total assets                                      8,676          539      9,215
Capital expenditures for investment
  properties                                        353           --        353

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Willow Park on Lake Adelaide                  97%        96%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        94%        95%
         Winter Park, Florida
      Palisades Apartments (1)                      92%        88%
         Montgomery, Alabama

(1) The Managing General Partner attributes the increase in occupancy at Palisades Apartments to improved marketing efforts.

Results of Operations

The Partnership realized a net loss of approximately $165,000 and $33,000 for the six months ended June 30, 2000 and 1999, respectively. The Partnership realized a net loss of approximately $64,000 and $51,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in net loss for the three and six months ended June 30, 2000, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the three and six months ended June 30, 2000 is primarily due to increases in general and administrative, interest, and depreciation expenses. In addition, total expenses increased during the six months ended June 30, 2000 due to an increase in operating and property tax expenses. The increase in depreciation expense is the result of assets placed in service during the past twelve months that are now being depreciated. Interest expense increased as a result of the refinancing of the mortgage encumbering Willow Park during December 1999. Operating expense increased for the six months ended June 30, 2000 as a result of increased property expense during the first quarter of 2000. Property expense increased as a result of increased utility and salary expense at Willow Park Apartments, and increased salary expense at Oakwood Village Apartments, partially offset by decreases in salary expense at Palisades
Apartments. Operating expense decreased for the three month period ended June 30, 2000 as a result of decreased maintenance expense incurred at Palisades Apartments as compared to the previous period.

General and administrative expenses increased as a result of management fees paid in conjunction with the second quarter distribution and increased professional fees. Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

The increase in total revenues for the three and six months ended June 30, 2000 is due to an increase in both rental and other income. Rental income increased due to increased rental rates at all of the Partnership's properties in addition to an overall increase in occupancy. Other income increased as a result of increased interest earned on cash held in interest bearing accounts.

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

Capital Resources and Liquidity

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $417,000 as compared to approximately $975,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased by approximately $1,599,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $381,000 of cash used in investing activities and approximately $1,838,000 of cash used in financing activities partially offset by approximately $620,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties, and additional loan costs incurred on the refinancing of Willow Park Apartments in December 1999 (see discussion below). The Partnership invests its working capital reserves in money market accounts.

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

Willow Park on Lake Adelaide

During the six months ended June 30, 2000, the Partnership completed approximately $89,000 of capital improvements at Willow Park, consisting primarily of floor covering replacements, swimming pool enhancements, plumbing enhancements, and submetering equipment. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $132,000 for the year 2000 at this property which consist primarily of floor covering replacements, appliance replacements, and HVAC replacements.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $159,000 of capital improvements at Oakwood Village consisting primarily of floor covering replacements, submetering equipment, major landscaping, appliance replacements, and swimming pool enhancements. These improvements were funded through replacement reserves and operating cash flow. The Partnership is currently modifying the 2000 capital improvement budget for Oakwood Village Apartments. The budget is anticipated to include amounts to cover the following capital improvement needs at the property: HVAC replacements, floor covering replacements, and appliance replacements.

Palisades Apartments

During  the  six  months  ended  June  30,  2000,  the   Partnership   completed
approximately $79,000 of capital improvements at Palisades Apartments, consisting of floor covering replacement, roof replacement, HVAC replacements, and appliances. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $360,000 for the year 2000 at this property which consist primarily of exterior painting, floor covering replacements, HVAC units, and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. New loan costs of approximately $46,000 were paid during the year ended December 31, 1999. Additional loan costs of approximately $98,000 were paid during the six month period ended June 30, 2000. These loan costs were included in other assets and will be amortized over the life of the loan.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,315,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to January 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. No distributions were made during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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