Form 10QSB
period 2000-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2000-11-13
CIK 355637

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  549
   Receivables and deposits                                                     374
   Restricted escrows                                                            69
   Other assets                                                                 244
   Investment properties:
       Land                                                  $  2,145
       Buildings and related personal property                 28,705
                                                               30,850
       Less accumulated depreciation                          (23,950)        6,900
                                                                            $ 8,136
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  122
   Tenant security deposit liabilities                                          124
   Accrued property taxes                                                       201
   Due to Managing General Partner                                              290
   Other liabilities                                                            208
   Mortgage notes payable                                                    12,239

Partners' Deficit
   General partner                                           $ (1,301)
   Limited partners (82,513 units
      issued and outstanding)                                  (3,747)       (5,048)
                                                                            $ 8,136

                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                                2000       1999       2000        1999
Revenues:
  Rental income                               $ 1,135    $ 1,184     $ 3,513    $ 3,467
  Other income                                     99         73         290        203
     Total revenues                             1,234      1,257       3,803      3,670

Expenses:
  Operating                                       536        609       1,711      1,690
  Interest                                        257        265         831        799
  Depreciation                                    352        330       1,036        950
  General and administrative                      119         45         291        153
  Property taxes                                   57         82         186        185
     Total expenses                             1,321      1,331       4,055      3,777

Net loss                                       $ (87)     $ (74)     $ (252)     $ (107)

Net loss allocated to general
  partner (3%)                                  $ (3)      $ (2)      $  (8)       $ (3)

Net loss allocated to limited
  partners (97%)                                 (84)       (72)       (244)       (104)

                                               $ (87)     $ (74)     $ (252)     $ (107)

Net loss per limited partnership unit         $ (1.02)   $ (0.87)    $(2.96)    $ (1.26)

Distributions per limited partnership
  unit                                          $ --       $ --      $ 19.20      $ --

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $   1      $41,257      $41,258

Partners' deficit at
   December 31, 1999                  82,513     $(1,253)     $(1,919)     $(3,172)

Distributions to partners                 --         (40)      (1,584)      (1,624)

Net loss for the nine months
   ended September 30, 2000               --          (8)        (244)        (252)

Partners' deficit at
   September 30, 2000                 82,513     $(1,301)     $(3,747)     $(5,048)

                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                       $ (252)     $  (107)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                   1,036          950
   Amortization of loan costs                                        35           49
   Change in accounts:
      Receivables and deposits                                      (23)        (115)
      Other assets                                                  (33)         (98)
      Accounts payable                                              (23)          (3)
      Tenant security deposit liabilities                             2           11
      Accrued property taxes                                        144          142
      Other liabilities                                               2          (50)

       Net cash provided by operating activities                    888          779

Cash flows from investing activities:
  Property improvements and replacements                           (498)        (608)
  Net deposits to restricted escrows                                (16)         (51)

       Net cash used in investing activities                       (514)        (659)

Cash flows from financing activities:
  Distributions to partners                                      (1,624)          --
  Payments of mortgage notes payable                               (192)        (165)
  Loan costs paid                                                   (25)          --

       Net cash used in financing activities                     (1,841)        (165)

Net decrease in cash and cash equivalents                        (1,467)         (45)

Cash and cash equivalents at beginning of period                  2,016          972
Cash and cash equivalents at end of period                       $  549        $ 927

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  797        $ 785

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $193      $188
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                      179       113
 Partnership management fee (included in general and
   administrative expenses)                                         51        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $193,000 and $188,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $179,000 and $113,000 for the nine months ended September 30, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $51,000 during the nine months ended September 30, 2000. No such reimbursements were earned during the nine months ended September 30, 1999.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2000, an Incentive Management Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 49,633 limited partnership units in the Partnership representing 60.152% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.152% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. No distributions were made during the nine months ended September 30, 1999.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


    Three Months Ended September 30, 2000      Residential    Other      Totals

Rental income                                    $ 1,135       $ --     $ 1,135
Other income                                          96           3         99
Interest expense                                     257          --        257
Depreciation                                         352          --        352
General and administrative expense                    --         119        119
Segment profit (loss)                                 29        (116)       (87)


    Nine Months Ended September 30, 2000       Residential    Other      Totals

Rental income                                    $ 3,513       $ --     $ 3,513
Other income                                         253          37        290
Interest expense                                     831          --        831
Depreciation                                       1,036          --      1,036
General and administrative expense                    --         291        291
Segment profit (loss)                                  2        (254)      (252)
Total assets                                       8,070          66      8,136
Capital expenditures for investment
  properties                                         498          --        498


    Three Months Ended September 30, 1999      Residential     Other      Totals

Rental income                                   $ 1,184       $  --     $ 1,184
Other income                                         69            4         73
Interest expense                                    265           --        265
Depreciation                                        330           --        330
General and administrative expense                   --           45         45
Segment loss                                        (33)         (41)       (74)


    Nine Months Ended September 30, 1999      Residential     Other      Totals

Rental income                                   $ 3,467       $  --     $ 3,467
Other income                                        188           15        203
Interest expense                                    799           --        799
Depreciation                                        950           --        950
General and administrative expense                   --          153        153
Segment profit (loss)                                31         (138)      (107)
Total assets                                      8,718          504      9,222
Capital expenditures for investment
  properties                                        608           --        608


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy
      Property                                      2000       1999

      Willow Park on Lake Adelaide                  96%        96%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        95%        95%
         Winter Park, Florida
      Palisades Apartments                          92%        90%
         Montgomery, Alabama

Results of Operations

The Partnership realized a net loss for the nine months ended September 30, 2000, of approximately $252,000 as compared to a net loss of approximately $107,000 for the corresponding period in 1999. The Partnership realized a net loss for the three months ended September 30, 2000 of approximately $87,000 as compared to a net loss of approximately $74,000 for the corresponding period in 1999. The increase in net loss for the nine months ended September 30, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in net loss for the three months ended September 30, 2000 is due to a decrease in total revenues slightly offset by a decrease in total expenses.

The increase in total revenues for the three and nine months ended September 30, 2000 is due to an increase in both rental and other income. Rental income increased due to increased average rental rates at all of the Partnership's properties partially offset by an increase in concessions and bad debt primarily at Palisades Apartments. Other income increased primarily due to an increase in interest income as a result of higher average cash balance held in interest bearing accounts and increases in various tenant charges and telephone income.

The increase in total expenses for the nine months ended September 30, 2000 is primarily due to increases in general and administrative, interest, and depreciation expenses. The decrease in total expenses for the three months ended September 30, 2000 is primarily due to decreases in operating and property tax expenses partially offset by increase in general and administrative and depreciation expenses. General and administrative expenses increased for the three months ended September 30, 2000 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to this, general and administrative expenses increased for the three months ended September 30, 2000 as a result of a management fee paid in conjunction with a second quarter distribution. The increase in depreciation expense is the result of assets placed in service during the past twelve months that are now being depreciated.

Operating expenses decreased for the three months ended September 30, 2000 primarily due to a decrease in maintenance expense and advertising and rental expense partially offset by an increase in property expenses. Maintenance expense decreased primarily at Palisades Apartments during the three and nine months ended September 30, 2000 as a result of roof repairs performed in 1999. Also included in maintenance expense was an insurance damage expense at Palisades Apartments relating to additional repairs on one apartment unit from fire damage. Advertising and rental expenses decreased primarily due to a decrease in referral fees at Palisades Apartments. Property expense increased primarily as a result of increased utility expense at Willow Park Apartments. The increase in interest expense for the nine months ended September 30, 2000 is primarily due to the refinancing of the debt encumbering Willow Park Apartments in December 1999. Property tax expense for the three month period decreased due to the timing of the receipt of 1999 tax bills affecting the accruals recorded at September 30, 1999.

In addition to the amounts noted above, general and administrative expenses at both September 30, 2000 and 1999 include costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $549,000 as compared to approximately $927,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $1,467,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $1,841,000 of cash used in financing activities and approximately $514,000 of cash used in investing activities partially offset by approximately $888,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership's properties, and additional loan costs incurred on the refinancing of Willow Park Apartments in December 1999 (see discussion below). Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Willow Park on Lake Adelaide

During the nine months ended September 30, 2000, the Partnership completed approximately $131,000 of budgeted and nonbudgeted capital improvements at Willow Park, consisting primarily of appliance and floor covering replacements, swimming pool enhancements, and submetering equipment. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $132,000 for the year 2000 at this property which consist primarily of HVAC replacements, plumbing upgrades, and floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $194,000 of budgeted and nonbudgeted capital improvements at Oakwood Village consisting primarily of submetering equipment, floor covering replacements, swimming pool enhancements, and major landscaping. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $131,000 for the year 2000 at this property which consist primarily of floor covering replacements, plumbing enhancements, appliance replacements, and HVAC replacements.

Palisades Apartments

During the nine months ended  September  30,  2000,  the  Partnership  completed approximately $173,000 of capital improvements at Palisades Apartments, consisting primarily of HVAC replacements, appliance replacement, and floor covering replacement. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $360,000 for the year 2000 at this property which consist primarily of exterior painting, floor covering replacements, HVAC units, and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. The prior note was scheduled to mature in February 2001. New loan costs of approximately $46,000 were paid during the year ended December 31, 1999. Additional loan costs of approximately $25,000 were paid during the nine month period ended September 30, 2000. These loan costs were included in other assets and will be amortized over the life of the loan.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,239,000 is being amortized over varying periods with balloon payments due over periods ranging from February 2001 to January 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. No distributions were made during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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