Form 10KSB
period 2000-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2001-03-30
CIK 355637

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $5,028,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                       Gross
                      Carrying     Accumulated                            Federal
Properties             Value      Depreciation      Rate      Method     Tax Basis
                           (in thousands)                              (in thousands)
Willow Park           $ 7,623        $ 5,741     5-27.5 yrs    S/L        $ 1,180
Oakwood Village        10,501          8,189     5-27.5 yrs    S/L          1,499
Palidades              12,956         10,378     5-27.5 yrs    S/L          2,400
      Totals          $31,080        $24,308                              $ 5,079

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Properties               2000           Rate     Amortized     Date      Maturity (1)
                    (in thousands)                                      (in thousands)
Willow Park             $ 3,923        8.02%      20 yrs     01/01/20      $    --
Oakwood Village           3,834        8.56%      30 yrs     02/01/01        3,829
Palisades                 4,407        9.00%      22 yrs     07/01/03        3,996
      Totals            $12,164                                            $ 7,825

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $25,000 were paid during the year ended December 31, 2000. These costs are included in other assets. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced mortgage indebtedness of approximately $3,829,000 with a new mortgage of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $210,000. As of December 31, 2000, approximately $23,000 of the total loan costs have been incurred.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                     Average Annual              Average Annual
                                      Rental Rates                  Occupancy
                                       (per unit)
Properties                        2000            1999          2000        1999
Willow Park                      $7,448          $7,131          96%         97%
Oakwood Village                   7,154           6,723          95%         95%
Palisades                         4,708           4,691          89%         91%

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

Capital Improvements

Willow Park on Lake Adelaide Apartments

The Partnership completed approximately $185,000 of capital expenditures at Willow Park on Lake Adelaide Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacements, structural improvements, and submetering equipment. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $50,875. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

The Partnership completed approximately $195,000 of capital expenditures at Oakwood Village at Lake Nan Apartments as of December 31, 2000, consisting primarily of submetering equipment, floor covering and appliance replacements, structural improvements, and swimming pool enhancements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $76,450. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Palisades Apartments

The Partnership completed approximately $348,000 of capital expenditures at Palisades Apartments as of December 31, 2000, consisting primarily of floor covering, air conditioning, roof, appliance and plumbing fixture replacements, structural improvements, exterior painting, and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $118,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                         2000                 2000
                                        Billing               Rate
                                    (in thousands)
       Willow Park                       $ 92                 1.96%
       Oakwood Village                    121                 1.94%
       Palisades                           37                 3.45%

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The units holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 2000, the Partnership had 82,513 units outstanding held by 2,085 limited partners of record. Affiliates of the Managing General Partner owned 50,988 units or 61.794% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99                $   --              $   --
       01/01/00 - 12/31/00                 1,624 (1)           19.20
      Subsequent to 12/31/00               3,154 (2)           37.42

(1) Approximately $763,000 from operating cash flow and approximately $861,000 from refinance proceeds of Willow Park Apartments.

(2)   Approximately   $296,000  from  operating  cash  flow  and   approximately
      $2,858,000 from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments.

Future  cash  distributions  will  depend on the levels of cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 50,988 limited partnership units in the Partnership representing 61.794% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.794% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000, was approximately $239,000 as compared to a net loss of approximately $221,000 for the year ended December 31, 1999. (See "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The increase in net loss for the year ended December 31, 2000, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in net loss was also partially offset by the recognition of an extraordinary loss on the early extinguishment of debt during the year ended December 31, 1999 (see discussion below).

The increase in total revenues is due to an increase in other income. Other income increased primarily due to an increase in average cash balances held in interest bearing accounts and increases in utility reimbursements and miscellaneous income.

The increase in total expenses is primarily due to increases in general and administrative and depreciation expenses partially offset by a decrease in operating expenses. General and administrative expenses increased due to an increase in Partnership management fees paid as a result of the distribution during the year ended December 31, 2000 as required by the Partnership Agreement in addition to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. No such Partnership management fee was paid during the year ended December 31, 1999 as no distributions were paid to the partners. The increase in depreciation expense is the result of fixed assets placed into service during the past two years that are now being depreciated.

In addition to the amounts noted above, general and administrative expenses at both December 31, 2000 and 1999, included costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Operating expenses decreased primarily due to a decrease in maintenance expense and insurance expense. Maintenance expense decreased primarily at Palisades Apartments as a result of a decrease in roof repairs and interior painting. Also included in maintenance expense was insurance damage expense at Palisades Apartments relating to additional repairs on one apartment unit from fire damage, which occurred in 1999. Insurance expense decreased primarily due to a decrease in hazard insurance at Oakwood Village Apartments.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $813,000 as compared to approximately $2,016,000 at December 31, 1999. For the year ended December 31, 2000, cash and cash equivalents decreased by approximately $1,203,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $1,939,000 of cash used in financing activities and approximately $748,000 of cash used in investing activities partially offset by approximately $1,484,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments made on mortgages encumbering the Partnership's properties and additional loan costs incurred on the refinancing of Willow Park Apartments in December 1999 and loan costs paid with the refinancing of Oakwood Village Apartments, which closed subsequent to December 31, 2000 (see discussion below). Cash used in investing activities consisted of property improvements and replacements and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $25,000 were paid during the year ended December 31, 2000. These costs are included in other assets and are being amortized over the life of the mortgage. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced mortgage indebtedness of approximately $3,829,000 with a new mortgage of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $210,000. As of December 31, 2000, approximately $23,000 of the total loan costs have been incurred.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $246,125. Additional improvements may be considered and will depend on the physical condition of each of the properties as well as replacement reserves and anticipated cash flow generated by each property. The capital improvements will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,164,000 is being amortized over varying periods with balloon payments due at maturity for Oakwood Village Apartments and the Palisades Apartments. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. Subsequent to December 31, 2000, the Partnership distributed approximately $3,154,000 to the partners (approximately $3,088,000 to the limited partners or $37.42 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations, and approximately $2,858,000 (approximately $2,801,000 to the limited partners or $33.94 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. No cash distributions were made in 1999. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 50,988 limited partnership units in the Partnership representing 61.794% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.794% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheet - December 31, 2000

Statements of Operations - Years ended December 31, 2000 and 1999

Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                           NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   813
   Receivables and deposits                                                      172
   Restricted escrows                                                             73
   Other assets                                                                  206
   Investment properties (Notes C & F):
      Land                                                    $  2,145
      Buildings and related personal property                   28,935
                                                                31,080
      Less accumulated depreciation                            (24,308)        6,772
                                                                            $  8,036
Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                       $   244
      Tenant security deposits payable                                           122
      Accrued property taxes                                                      12
      Due to General Partner (Note E)                                            290
      Other liabilities                                                          239
      Mortgage notes payable (Note C)                                         12,164

Partners' Deficit
   General partner                                            $ (1,300)
   Limited partners (82,513 units issued and
      outstanding)                                              (3,735)       (5,035)
                                                                            $  8,036

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                               2000         1999
Revenues:
   Rental income                                             $ 4,645      $ 4,657
   Other income                                                  383          281
      Total revenues                                           5,028        4,938

Expenses:
   Operating                                                   2,169        2,236
   General and administrative                                    362          254
   Interest                                                    1,099        1,092
   Depreciation                                                1,394        1,276
   Property taxes                                                243          249
      Total expenses                                           5,267        5,107

Loss before extraordinary item                                  (239)        (169)

Extraordinary loss on early extinguishment of debt
   (Note C)                                                       --          (52)

Net loss                                                      $ (239)      $ (221)

Net loss allocated to general partner (3%)                    $   (7)        $ (7)
Net loss allocated to limited partners (97%)                    (232)        (214)
                                                              $ (239)      $ (221)
Per limited partnership unit:
Loss before extraordinary item                               $ (2.81)     $ (1.99)
Extraordinary loss on early extinguishment of debt                --        (0.60)

Net loss                                                     $ (2.81)     $ (2.59)

Distributions per limited partnership unit                   $ 19.20       $   --

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513       $     1      $41,257    $41,258

Partners' deficit at
  December 31, 1998                     82,513       $(1,246)     $(1,705)   $(2,951)

Net loss for the year ended
  December 31, 1999                         --            (7)        (214)      (221)

Partners' deficit at
  December 31, 1999                     82,513        (1,253)      (1,919)    (3,172)

Distribution to partners                    --           (40)      (1,584)    (1,624)

Net loss for the year ended
  December 31, 2000                         --            (7)        (232)      (239)

Partners' deficit at
  December 31, 2000                     82,513       $(1,300)     $(3,735)   $(5,035)

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                             Years Ended December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net loss                                                      $ (239)      $ (221)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Extraordinary loss on early extinguishment of debt              --           52
     Depreciation                                                 1,394        1,276
     Amortization of loan costs                                      48           66
     Change in accounts:
      Receivables and deposits                                      179           48
      Other assets                                                   15          (69)
      Accounts payable                                               99           16
      Tenant security deposit payable                                --            8
      Accrued property taxes                                        (45)          (2)
      Other liabilities                                              33          (24)

          Net cash provided by operating activities               1,484        1,150

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (20)          67
  Property improvements and replacements                           (728)      (1,006)

          Net cash used in investing activities                    (748)        (939)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (267)        (219)
  Prepayment of mortgage note payable                                --       (2,873)
  Proceeds from mortgage note payable                                --        4,000
  Debt extinguishment costs                                          --          (29)
  Loan costs paid                                                   (48)         (46)
  Distributions to partners                                      (1,624)          --

          Net cash (used in) provided by financing
            activities                                           (1,939)         833

Net (decrease) increase in cash and cash equivalents             (1,203)       1,044

Cash and cash equivalents at beginning of year                    2,016          972
Cash and cash equivalents at end of year                         $  813      $ 2,016

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,026      $ 1,083

                 See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 5 (the "Partnership" or the "Registrant") was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981 for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida and one complex located in Alabama. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), (see "Note B - Transfer of Control"). The officers and directors of the Managing General Partner also serve as executive officers of AIMCO. The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $601,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Replacement Reserve Escrow

Oakwood Village and Palisades Apartments maintain replacement reserve escrows to fund replacement, refurbishment or repair of improvements to each property pursuant to the mortgage note documents. As of December 31, 2000, the balance in these accounts are approximately $73,000.

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

Loan Costs

Loan  costs  of  approximately  $468,000,   less  accumulated   amortization  of
approximately $326,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising

Advertising costs of approximately $79,000 in 2000 and approximately $87,000 in 1999 were charged to expense as incurred and are included in operating expenses.

Reclassifications

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         2000        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Properties

Willow Park             $ 3,923        $  34      8.02%    01/01/20       $    --
Oakwood Village           3,834           32      8.56%    02/01/01         3,829
Palisades                 4,407           45      9.00%    07/01/03         3,996
       Totals           $12,164       $  111                              $ 7,825

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $25,000 were paid during the year ended December 31, 2000. These costs are included in other assets. The loss on early extinguishment of debt for financial statement purposes is approximately $52,000, consisting of the write-off of unamortized loan costs and a prepayment penalty.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced mortgage indebtedness of approximately $3,829,000 with a new mortgage of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $210,000. As of December 31, 2000, approximately $23,000 of the total loan costs have been incurred.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):


                               2001             $ 4,078
                               2002                 266
                               2003               4,192
                               2004                 116
                               2005                 125
                            Thereafter            3,387
                                                $12,164

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

                                                 2000        1999

Net loss per financial statements               $ (239)     $ (221)
   Depreciation differences                        898         795
   Other                                           (21)        317
Net taxable income to partners                   $ 638       $ 891
Federal taxable income per limited
   partnership unit                             $ 7.50      $10.48

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2000 (in thousands):

Net liabilities as reported                 $(5,035)
  Land and buildings                           (284)
  Accumulated depreciation                   (1,409)
  Syndication and distribution costs          4,485
  Other                                         455

Net liabilities - Federal tax basis         $(1,788)

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

The following transactions with affiliates of the Managing General Partner were incurred during each of the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 256      $ 254
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             270        146
Partnership management fee (included in general
  and administrative expenses)                             51         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $256,000 and $254,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $270,000 and $146,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $51,000 during the year ended December 31, 2000. No such reimbursements were earned during the year ended December 31, 1999.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2000, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement);
(ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 50,988 limited partnership units in the Partnership representing 61.794% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.794% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Willow Park                 $ 3,923         $  567        $ 5,218         $ 1,838
Oakwood Village               3,834            589          7,181           2,731
Palisades                     4,407            970          8,448           3,538
        Totals              $12,164        $ 2,126        $20,847         $ 8,107


                    Gross Amount At Which
                           Carried
                     At December 31, 2000
                        (in thousands)

                          Buildings
                         And Related
                          Personal             Accumulated     Date of     Date   Depreciable
Description       Land   Properties   Total    Depreciation  ConstructionAcquired Life-Years
                                              (in thousands)
Willow Park       $  574   $ 7,049   $ 7,623     $ 5,741        1973      12/82   5-27.5 yrs
Oakwood Village      595     9,906    10,501       8,189        1973      08/82   5-27.5 yrs
Palisades            976    11,980    12,956      10,378      1968-1972   06/83   5-27.5 yrs
     Totals      $ 2,145   $28,935   $31,080     $24,308


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                      December 31,
                                                   2000          1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                      $30,352      $29,346
    Property improvements and replacements            728        1,006
Balance at end of year                            $31,080      $30,352

Accumulated Depreciation
Balance at beginning of year                      $22,914      $21,638
    Additions charged to expense                    1,394        1,276
Balance at end of year                            $24,308      $22,914

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $30,796,000 and $30,070,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $25,717,000 and $25,222,000, respectively.

Note G - Distributions

During 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. Subsequent to December 31, 2000, the Partnership distributed approximately $3,154,000 to the partners (approximately $3,088,000 to the limited partners or $37.42 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations, and approximately $2,858,000 (approximately $2,801,000 to the limited partners or $33.94 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. No cash distributions were made in 1999.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1998, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1998, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       37,149           45.022%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          13,839           16.772%
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

The following transactions with affiliates of the Managing General Partner were incurred during each of the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)
Property management fees                                $ 256      $ 254
Reimbursement for services of affiliates                  270        146
Partnership management fee                                 51         --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $256,000 and $254,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $270,000 and $146,000 for the years ended December 31, 2000 and 1999, respectively.

For services relating to the administration of the Partnership and operation of the partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $51,000 during the year ended December 31, 2000. No such reimbursements were earned during the year ended December 31, 1999.

Upon the sale of the Partnership properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2000, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

NPI Equity has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement);
(ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. The Partnership has not borrowed under the Partnership Revolver, to date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 50,988 limited partnership units in the Partnership representing 61.794% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.794% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.18, Multifamily Note between the Registrant and GMAC Commerical Mortgage Corporation, dated February 13, 2001, as it pertains to Oakwood Village Apartments.

      (b)   Reports on Form 8-K filed during the year ended December 31, 2000:

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

2.6 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K dated as of October 16, 1999.

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

10.10Multifamily   Note  and  Addendum  dated  January  3,  1994,  made  by  the
     Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.11Multifamily  Mortgage,  Assignment  of Rents  and  Security  Agreement  and
     Rider, dated January 3, 1994, between the Partnership and Hanover Capital Mortgage Corporation, as it pertains to Willow Park Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.12Multifamily   Note  and  Addendum  dated  January  7,  1994,  made  by  the
     Partnership for the benefit of Hanover Capital Mortgage Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.13Multifamily  Mortgage,  Assignment  of Rents  and  Security  Agreement  and
     Rider, dated January 7, 1994, made by the Partnership and Hanover Capital Mortgage Corporation, as it pertains to Oakwood Village at Lake Nan Apartments incorporated by reference to the Partnership's Annual Report on Form 10-K for the period ended December 31, 1993.

10.14Contract  of  Sale  between   Registrant  and  Hometown   America,   L.L.C.
     incorporated  by  reference  to  exhibit  (10.21;   10.22;  10.23)  to  the
     Registrant's current report on Form 8-K dated July 15, 1998.

10.15Amendment to Contract of Sale  between  Registrant  and  Hometown  America,
     L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 15, 1998.

10.16Second  Amendment  to  Contract of Sale  between  Registrant  and  Hometown
     America, L.L.C. incorporated by reference to exhibit (10.21; 10.22; 10.23) to the Registrant's current report on Form 8-K dated July 15, 1998.

10.17Multifamily  Note  between  the  Registrant  and GMAC  Commercial  Mortgage
     Corporation, dated December 15, 1999, as it pertains to Willow Park on Lake Adelaide Apartments. Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the period ended December 31, 1999.

10.18Multifamily  Note  between  the  Registrant  and GMAC  Commerical  Mortgage
     Corporation, dated February 13, 2001, as it pertains to Oakwood Village Apartments. Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the period ended December 31, 2000.

16 Letter dated November 24, 1999, from the Registrant's former independent accounts regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1999.

                                                                   Exhibit 10.18

                                                        FHLMC Loan No. 002682354

                                MULTIFAMILY NOTE
                      (MULTISTATE - REVISION DATE 11-01-2000)


US $7,000,000.00                                       As of February 13, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Seven Million and 00/100 Dollars (US $7,000,000.00), with interest on the unpaid principal balance at the annual rate of seven and one hundred eighty thousandths percent (7.180%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty-Five Thousand Twenty-Nine and 81/100 Dollars (US $55,029.81), shall be payable on the first day of each month beginning on April 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modification to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
              X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    NATIONAL PROPERTY  INVESTORS 5, a California
                                       limited  partnership,  doing  business in
                                       Florida as National Property  Investors 5
                                       Ltd.

                                    By:  NPI Equity Investments, Inc., a Florida
                                         corporation, its general partner

                                     By:
                                             Name:  Patti K. Fielding
                                             Title: Senior Vice President

                                   22-2385051
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 13TH DAY OF FEBRUARY, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2.   Paragraph 9(c)of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.