Form 10QSB
period 2001-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2001-05-09
CIK 355637

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  515
   Receivables and deposits                                                     244
   Restricted escrows                                                            21
   Other assets                                                                 436
   Investment properties:
       Land                                                  $  2,145
       Buildings and related personal property                 29,189
                                                               31,334
       Less accumulated depreciation                          (24,672)        6,662
                                                                            $ 7,878
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  241
   Tenant security deposit liabilities                                          111
   Accrued property taxes                                                        74
   Due to Managing General Partner                                              290
   Other liabilities                                                            235
   Mortgage notes payable                                                    15,271

Partners' Deficit
   General partner                                           $ (1,371)
   Limited partners (82,513 units
      issued and outstanding)                                  (6,973)       (8,344)
                                                                            $ 7,878


                   See Accompanying Notes to Financial Statements


b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2001           2000
Revenues:
  Rental income                                            $ 1,085         $ 1,200
  Other income                                                 104              73
       Total revenues                                        1,189           1,273

Expenses:
  Operating                                                    533             633
  Interest                                                     290             287
  Depreciation                                                 364             336
  General and administrative                                    94              54
  Property taxes                                                63              64
       Total expenses                                        1,344           1,374

Net loss                                                    $ (155)        $ (101)

Net loss allocated to general partner (3%)                   $ (5)          $ (3)
Net loss allocated to limited partners (97%)                  (150)            (98)

                                                            $ (155)        $ (101)

Net loss per limited partnership unit                      $ (1.82)        $ (1.19)

Distributions per limited partnership unit                 $ 37.42          $ --


                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2000                  82,513     $(1,300)     $(3,735)     $(5,035)

Distributions to partners                 --         (66)      (3,088)      (3,154)

Net loss for the three months
   ended March 31, 2001                   --          (5)        (150)        (155)

Partners' deficit at
   March 31, 2001                     82,513     $(1,371)     $(6,973)     $(8,344)



                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (155)     $ (101)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   364          336
     Amortization of loan costs                                      10           16
     Change in accounts:
      Receivables and deposits                                      (72)          34
      Other assets                                                  (54)           6
      Accounts payable                                               (3)          30
      Tenant security deposit liabilities                           (11)          --
      Accrued property taxes                                         62           22
      Other liabilities                                              (4)          (4)

       Net cash provided by operating activities                    137          339

Cash flows from investing activities:
  Property improvements and replacements                           (254)        (226)
  Net withdrawals from (deposits to) restricted escrows              52          (22)

       Net cash used in investing activities                       (202)        (248)

Cash flows from financing activities:
  Payments of mortgage notes payable                                (68)         (55)
  Proceeds from mortgage note payable                             7,000           --
  Repayment of mortgage note payable                             (3,825)          --
  Loan costs paid                                                  (186)         (95)
  Distributions to partners                                      (3,154)          --

       Net cash used in financing activities                       (233)        (150)

Net decrease in cash and cash equivalents                          (298)         (59)

Cash and cash equivalents at beginning of period                    813        2,016
Cash and cash equivalents at end of period                       $ 515       $ 1,957

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 265        $ 216

                   See Accompanying Notes to Financial Statements


e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $ 62      $ 64
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                       60        38
 Non-accountable general partner reimbursement (included in
   general and administrative expenses)                             20        --

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $60,000 and $38,000 for the three months ended March 31, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $20,000 during the three months ended March 31, 2001. No such reimbursements were earned during the three months ended March 31, 2000.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2001, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 51,133 limited partnership units in the Partnership representing 61.97% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.97% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note C - Refinancing of Mortgage Note Payable

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred at December 31, 2000, and approximately $186,000 were incurred during the three months ended March 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership distributed approximately $3,154,000 to the partners (approximately $3,088,000 to the limited partners or $37.42 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations, and approximately $2,858,000 (approximately $2,801,000 to the limited partners or $33.94 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments.

Subsequent to March 31, 2001, the Partnership distributed approximately $173,000 to the partners (approximately $170,000 to the limited partners or $2.06 per limited partnership unit) from the remaining refinance proceeds of Oakwood
Village Apartments. No distributions were made during the three months ended March 31, 2000.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Willow Park on Lake Adelaide                  93%        96%
         Altamonte Springs, Florida (1)
      Oakwood Village at Lake Nan Apartments        94%        94%
         Winter Park, Florida
      Palisades Apartments (2)                      77%        91%
         Montgomery, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to increased competition in the local market.

(2) The Managing General Partner attributes the decrease in occupancy at the Palisade Apartments to numerous evictions in the current quarter. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2001, was approximately $155,000 as compared to a net loss of approximately $101,000 for the three months ended March 31, 2000. The increase in net loss for the three months ended March 31, 2001 is due to a decrease in total revenues partially offset by a slight decrease in total expenses. The decrease in total revenues is due primarily to a decrease in rental income as a result of the decreases in occupancy at the Palisades Apartments and Willow Park Apartments as discussed above.

The decrease in total expenses is due to a decrease in operating expense partially offset by an increase in general and administrative and depreciation expenses. Operating expense decreased as a result of maintenance expense decreases at Willow Park on Lake Adelaide and Palisades Apartments partially offset by an increase in property and insurance expenses at all of the investment properties. Maintenance expense at Willow Park on Lake Adelaide decreased as a result of a reduction of contract trash removal, contract yard and grounds cost and interior and exterior building improvements. Maintenance expense at Palisades Apartments decreased due to the decrease in occupancy during the three months ending March 31, 2001, as discussed above. Offsetting these decreases was an increase in property expense due to increases in vacancy unit's electricity charges and manager and maintenance salaries. General and administrative expense increased due to an increase in Partnership management fees paid as a result of the distributions during the three months ended March 31, 2001 as required by the Partnership Agreement. No such Partnership management fee was paid during the three months ended March 31, 2000, as no distributions were paid to the partners. In addition, there was an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The increase in depreciation is the result of fixed assets placed into service during the past twelve months.

In addition to the amounts noted above, general and administrative expenses for the three months ended March 31, 2001 and 2000, included costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $515,000 as compared to approximately $1,957,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased by approximately $298,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $233,000 of cash used in financing activities and approximately $202,000 of cash used in investing activities partially offset by approximately $137,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, loan costs incurred on the refinancing of Oakwood Village Apartments in February 2001, repayment of the mortgage encumbering Oakwood Village Apartments and distributions to the partners partially offset by proceeds from the refinancing of the mortgage encumbering Oakwood Village Apartments (see discussion below). The Partnership invests its working capital reserves in interest bearing accounts.

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

Willow Park on Lake Adelaide

During the three months ended March 31, 2001, the Partnership completed approximately $33,000 of capital improvements at Willow Park, consisting primarily of floor covering replacements, structural improvements and appliance replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $51,000 for the year 2001 at this property which consist primarily of floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $61,000 of capital improvements at Oakwood Village consisting primarily of capital improvement projects and floor covering replacements. These improvements were funded through replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $95,000 for the year 2001 at this property which consist primarily of building improvements and floor covering replacements.

Palisades Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $160,000 of capital improvements at Palisades Apartments, consisting of floor covering replacement, structural improvements and appliance replacements. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,014,000 for the year 2001 at this property which consist primarily of structural improvements, roof replacement and floor covering replacements. The Partnership recently entered into a contract to sell Palisades Apartments to an unaffiliated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions is expected to close, if at all during the third quarter. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $15,271,000 is being amortized over varying periods with balloon payment due at maturity for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

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

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred at December 31, 2000, and approximately $186,000 were incurred during the three months ended March 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

During the three months ended March 31, 2001, the Partnership distributed approximately $3,154,000 to the partners (approximately $3,088,000 to the limited partners or $37.42 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations, and approximately $2,858,000 (approximately $2,801,000 to the limited partners or $33.94 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and refinance proceeds of Oakwood Village Apartments. Subsequent to March 31, 2001, the Partnership distributed approximately $173,000 to the partners (approximately $170,000 to the limited partners or $2.06 per limited partnership unit) from the remaining refinance proceeds of Oakwood Village Apartments. No distributions were made during the three months ended March 31, 2000. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 51,133 limited partnership units in the Partnership representing 61.97% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.97% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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