Form 10QSB
period 2001-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2001-08-01
CIK 355637

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  524
   Receivables and deposits                                                     122
   Restricted escrows                                                            26
   Other assets                                                                 443
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 29,497
                                                               31,642
       Less accumulated depreciation                          (25,012)        6,630
                                                                            $ 7,745
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 251
   Tenant security deposit liabilities                                          103
   Accrued property taxes                                                       137
   Due to Managing General Partner                                              565
   Other liabilities                                                            219
   Mortgage notes payable                                                    15,170

Partners' Deficit
   General partner                                           $ (1,379)
   Limited partners (82,513 units
      issued and outstanding)                                  (7,321)       (8,700)
                                                                            $ 7,745



                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2001        2000       2001       2000
Revenues:
  Rental income                              $ 1,098    $ 1,178    $ 2,183    $ 2,378
  Other income                                    96        118        200        191
     Total revenues                            1,194      1,296      2,383      2,569

Expenses:
  Operating                                      588        542      1,121      1,175
  Interest                                       314        287        604        574
  Depreciation                                   340        348        704        684
  General and administrative                      73        118        167        172
  Property taxes                                  62         65        125        129
     Total expenses                            1,377      1,360      2,721      2,734

Net loss                                     $ (183)     $ (64)     $ (338)    $ (165)

Net loss allocated to general
  partner (3%)                                $ (5)       $ (2)     $ (10)      $ (5)

Net loss allocated to limited
  partners (97%)                                (178)       (62)      (328)      (160)

                                             $ (183)     $ (64)     $ (338)    $ (165)

Net loss per limited partnership unit        $ (2.16)   $ (0.75)   $ (3.98)   $ (1.94)

Distributions per limited partnership
  unit                                       $ 2.06     $ 19.20    $ 39.48    $ 19.20

                   See Accompanying Notes to Financial Statements


c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2000                  82,513     $(1,300)     $(3,735)     $(5,035)

Distributions to partners                 --         (69)      (3,258)      (3,327)

Net loss for the six months
   ended June 30, 2001                    --         (10)        (328)        (338)

Partners' deficit at
   June 30, 2001                      82,513     $(1,379)     $(7,321)     $(8,700)



                   See Accompanying Notes to Financial Statements


d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net loss                                                         $ (338)     $ (165)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     704          684
     Amortization of loan costs                                        20           33
     Change in accounts:
      Receivables and deposits                                         50            7
      Other assets                                                    (63)          (4)
      Accounts payable                                                (85)         (24)
      Tenant security deposit liabilities                             (19)           2
      Accrued property taxes                                          125           87
      Other liabilities                                               (20)          --
      Due to Managing General Partner                                 275           --
        Net cash provided by operating activities                     649          620

Cash flows from investing activities:
  Property improvements and replacements                             (470)        (327)
  Net withdrawals from (deposits to) restricted escrows                47          (54)
        Net cash used in investing activities                        (423)        (381)

Cash flows from financing activities:
  Payments of mortgage notes payable                                 (169)        (116)
  Proceeds from mortgage note payable                               7,000           --
  Repayment of mortgage note payable                               (3,825)          --
  Loan costs paid                                                    (194)         (98)
  Distributions to partners                                        (3,327)      (1,624)
        Net cash used in investing activities                        (515)      (1,838)

Net decrease in cash and cash equivalents                            (289)      (1,599)

Cash and cash equivalents at beginning of period                      813        2,016
Cash and cash equivalents at end of period                         $ 524        $ 417

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 569        $ 514
Supplemental disclosures of non-cash activity:
  Property improvements and replacements in accounts payable        $ 92        $ --

                   See Accompanying Notes to Financial Statements


e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $124      $129
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                      137        83
 Non-accountable general partner reimbursement (included in
   general and administrative expenses)                             20        51

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $124,000 and $129,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $83,000 for the six months ended June 30, 2001 and 2000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $20,000 and $51,000 during the six months ended June 30, 2001 and 2000, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2001, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. At June 30, 2001, the Partnership had borrowed approximately $275,000 under this Partnership Revolver. During the six months ended June 30, 2001, interest of approximately $3,000 is included in interest expense.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,214 limited partnership units in the Partnership representing 62.07% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.07% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note C - Refinancing of Mortgage Note Payable

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred at December 31, 2000, and approximately $194,000 were incurred during the six months ended June 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinancing proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the six months ended June 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinancing proceeds of Willow Park Apartments.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Willow Park on Lake Adelaide                  93%        97%
         Altamonte Springs, Florida (1)
      Oakwood Village at Lake Nan Apartments        93%        94%
         Winter Park, Florida
      Palisades Apartments (2)                      80%        92%
         Montgomery, Alabama

(1) The Managing General Partner attributes the decrease in occupancy to increased competition in the local market.

(2) The Managing General Partner attributes the decrease in occupancy at the Palisade Apartments to numerous evictions in the current six-month period. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2001, was approximately $338,000 as compared to a net loss of approximately $165,000 for the six months ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2001 was approximately $183,000 compared to a net loss of approximately $64,000 for the three months ended June 30, 2000. The increase in net loss for the six months ended June 30, 2001 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in net loss for the three months ended June 30, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three and six months ended June 30, 2001 is due primarily to a decrease in rental income as a result of decreases in occupancy at all of the Partnership's investment properties as discussed above. Other income decreased during the three months ended June 30, 2001 due to decreased interest income resulting from lower average cash balances in interest bearing accounts.

For the three months ended June 30, 2001, the increase in total expenses is primarily due to an increase in operating expense and interest expense partially offset by a decrease in general and administrative expense. Operating expense increased due to an increase in property expense and insurance expense offset by a decrease in maintenance expense. The decrease in total expenses for the six months ended June 30, 2001 is due to decreases in operating expense, general and administrative expense partially offset by increases in depreciation expense and interest expense. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense and insurance expense. Maintenance expense decreased primarily due to management electing to perform minor repairs, cleaning, painting and yard and ground maintenance by Palisades Apartments employees instead of contracting professionals and due to the decrease in occupancy at all properties, as discussed above. Property expense increased primarily due to increases in manager salaries and in vacant units' electricity charges at the Palisades Apartments. Insurance expense increased due to increases in the hazard insurance premium at all the Partnership's investment properties. Interest expense increased primarily due to the refinancing of the mortgage encumbering Oakwood Village resulting in a higher debt balance, as discussed below. The increase in depreciation is the result of fixed assets placed into service during the past twelve months.

General and administrative expense decreased primarily due to decreases in professional and legal expense for the three and six months ended June 30, 2001. Included in general and administrative expenses at both June 30, 2001 and 2000, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $524,000 as compared to approximately $417,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased by approximately $289,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $515,000 of cash used in financing activities and approximately $423,000 of cash used in investing activities partially offset by approximately $649,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, loan costs incurred on the refinancing of Oakwood Village Apartments in February 2001, repayment of the mortgage encumbering Oakwood Village Apartments and distributions to partners partially offset by proceeds from the refinancing of the mortgage encumbering Oakwood Village Apartments (see discussion below). Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. At June 30, 2001, the Partnership had borrowed approximately $275,000 under this Partnership Revolver. During the six months ended June 30, 2001, interest of approximately $3,000 is included in interest expense.

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

Willow Park on Lake Adelaide

During the six months ended June 30, 2001, the Partnership completed approximately $60,000 of budgeted and non-budgeted capital improvements at Willow Park, consisting primarily of floor covering replacements, structural improvements, cabinet upgrades and appliance replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for the year 2001 at this property which consist primarily of floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $78,000 of budgeted capital improvements at Oakwood Village consisting primarily of appliance replacements, plumbing enhancements, interior decoration, floor covering replacements and major landscaping. These improvements were funded through replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $95,000 for the year 2001 at this property which consist primarily of floor covering replacements and building improvements.

Palisades Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $424,000 of budgeted capital improvements at Palisades Apartments, consisting of floor covering replacements, appliance replacements, roof replacements, HVAC upgrades, plumbing upgrades, interior decoration and structural improvements. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,014,000 for the year 2001 at this property which consist primarily of structural improvements, roof replacement and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $15,170,000 is being amortized over varying periods with a balloon payment due at maturity for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership had entered into a contract to sell Palisades Apartments to an unaffiliated third party which is no longer in effect. However, a letter of intent is currently in effect with another unaffiliated third party. A sale is conditional upon the purchaser completing due diligence review of the property and other customary conditions. There can be no assurance; however, that a sale will be consummated, on what terms or in what time frame.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. New loan costs of approximately $46,000 were paid during the year ended December 31, 1999. Additional loan costs of approximately $98,000 were paid during the six month period ended June 30, 2000. Subsequent to June 30, 2000, an overpayment of loan costs of approximately $73,000 was refunded to the Partnership. These loan costs are included in other assets and are amortized over the life of the loan.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred at December 31, 2000, and approximately $194,000 were incurred during the six months ended June 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

During the six months ended June 30, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations, and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinancing proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the six months ended June 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations, and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinancing proceeds of Willow Park Apartments. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,214 limited partnership units in the Partnership representing 62.07% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.07% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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