Form 10QSB
period 2001-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2001-11-14
CIK 355637

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $  140
   Receivables and deposits                                                     177
   Restricted escrows                                                            47
   Other assets                                                                 461
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 29,854
                                                               31,999
       Less accumulated depreciation                          (25,285)        6,714
                                                                            $ 7,539
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 383
   Tenant security deposit liabilities                                           97
   Accrued property taxes                                                       210
   Due to Managing General Partner and affiliates                               571
   Other liabilities                                                            224
   Mortgage notes payable                                                    15,068

Partners' Deficit
   General partner                                           $ (1,389)
   Limited partners (82,513 units
      issued and outstanding)                                  (7,625)       (9,014)
                                                                            $ 7,539


                See Accompanying Notes to Financial Statements


b)

                        NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                             Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                              2001        2000       2001       2000
Revenues:
  Rental income                              $ 1,056    $ 1,135    $ 3,239    $ 3,513
  Other income                                   101         99        301        290
     Total revenues                            1,157      1,234      3,540      3,803

Expenses:
  Operating                                      735        536      1,856      1,711
  Interest                                       317        257        921        831
  Depreciation                                   273        352        977      1,036
  General and administrative                      73        119        240        291
  Property taxes                                  73         57        198        186
     Total expenses                            1,471      1,321      4,192      4,055

Net loss                                     $ (314)     $ (87)     $ (652)    $ (252)

Net loss allocated to general
  partner (3%)                                $ (9)       $ (3)     $ (20)      $ (8)

Net loss allocated to limited
  partners (97%)                                (305)       (84)      (632)      (244)

                                             $ (314)     $ (87)     $ (652)    $ (252)

Net loss per limited partnership unit        $ (3.70)   $ (1.02)   $ (7.66)   $ (2.96)

Distributions per limited partnership
  unit                                        $ --        $ --     $ 39.48    $ 19.20

                See Accompanying Notes to Financial Statements


c)

                        NATIONAL PROPERTY INVESTORS 5
                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2000                  82,513     $(1,300)     $(3,735)     $(5,035)

Distributions to partners                 --         (69)      (3,258)      (3,327)

Net loss for the nine months
   ended September 30, 2001               --         (20)        (632)        (652)

Partners' deficit at
   September 30, 2001                 82,513     $(1,389)     $(7,625)     $(9,014)


                See Accompanying Notes to Financial Statements

d)
                        NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net loss                                                         $ (652)     $ (252)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     977        1,036
     Amortization of loan costs                                        30           35
     Change in accounts:
      Receivables and deposits                                         (5)         (23)
      Other assets                                                    (85)         (33)
      Accounts payable                                                110          (23)
      Tenant security deposit liabilities                             (25)           2
      Accrued property taxes                                          198          144
      Due to Managing General Partner and affiliates                    5           --
      Other liabilities                                               (15)           2
        Net cash provided by operating activities                     538          888

Cash flows from investing activities:
  Property improvements and replacements                             (890)        (498)
  Net withdrawals from (deposits to) restricted escrows                26          (16)
        Net cash used in investing activities                        (864)        (514)

Cash flows from financing activities:
  Payments of mortgage notes payable                                 (271)        (192)
  Proceeds from mortgage note payable                               7,000           --
  Repayment of mortgage note payable                               (3,825)          --
  Advances from affiliate                                             423           --
  Principal payments on advances from affiliate                      (147)          --
  Loan costs paid                                                    (200)         (25)
  Distributions to partners                                        (3,327)      (1,624)
        Net cash used in investing activities                        (347)      (1,841)

Net decrease in cash and cash equivalents                            (673)      (1,467)
Cash and cash equivalents at beginning of period                      813        2,016
Cash and cash equivalents at end of period                         $ 140        $ 549

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 868        $ 797
Supplemental disclosures of non-cash activity:
  Property improvements and replacements in accounts payable        $ 29        $ --

                See Accompanying Notes to Financial Statements


e)

                        NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $185      $193
 Reimbursement for services of affiliates (included in
   operating and general and administrative expenses,
   and investment properties)                                      358       179
 Non-accountable general partner reimbursement (included in
   general and administrative expenses)                             20        51
 Loan costs (included in other assets)                              70        --

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $185,000 and $193,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $358,000 and $179,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $191,000 and $9,000, respectively, of construction oversight costs.

In connection with the February 2001 refinancing of Oakwood Village at Lake Nan Apartments, the Partnership paid approximately $70,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $20,000 and $51,000 during the nine months ended September 30, 2001 and 2000, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2001, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. At September 30, 2001, the Partnership had borrowed approximately $281,000 under this Partnership Revolver which includes accrued interest of approximately $6,000. During the nine months ended September 30, 2001, interest of approximately $9,000 is included in interest expense.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,214 limited partnership units in the Partnership representing 62.07% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.07% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note C - Refinancing of Mortgage Note Payable

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village at Lake Nan Apartments. The refinancing replaced indebtedness of approximately $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021, at which time it will be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000, and approximately $200,000 were incurred during the nine months ended September 30, 2001. These costs are included in other assets and are being amortized over the life of the loan. An affiliate of AIMCO has been designated as guarantor of the mortgage.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinancing proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinancing proceeds of Willow Park Apartments.

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Willow Park on Lake Adelaide                  94%        96%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        94%        95%
         Winter Park, Florida
      Palisades Apartments (1)                      80%        92%
         Montgomery, Alabama

(1) The Managing General Partner attributes the decrease in occupancy at the Palisade Apartments to numerous evictions in the current nine-month period. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2001, was approximately $652,000 as compared to a net loss of approximately $252,000 for the nine months ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was approximately $314,000 compared to a net loss of approximately $87,000 for the three months ended September 30, 2000. The increase in net loss for the three and nine months ended September 30, 2001 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income as a result of decreases in occupancy at all the Partnership's investment properties as discussed above.

Total expenses for the three and nine months ended September 30, 2001 increased due to increases in operating, interest and property tax expenses partially offset by decreases in general and administrative expense and depreciation expense. Operating expense increased due to increases in property and insurance expenses partially offset by decreases in maintenance expense. Property expense increased due to vacant units' electricity primarily at Palisades Apartments resulting from the decrease in occupancy. Also contributing to the increase in property expense was an increase in employee related expense at all of the Partnership's properties. Insurance expense increased due to increased insurance premiums at all of the Partnership's properties. Property tax expense increased due to the timing of the receipt of the property tax invoices which affected the timing of the accrual. Maintenance expense decreased primarily due to management electing to perform minor repairs, painting and yard and ground maintenance by Palisades Apartments employees instead of contracting professionals and due to the decrease in occupancy at all properties, as discussed above. Interest expense increased primarily due to the refinancing of the mortgage encumbering Oakwood Village resulting in a higher debt balance, as discussed below. The decrease in depreciation is the result of some fixed assets becoming fully depreciated at the Palisades Apartments.

General and administrative expense decreased primarily due to decreases in non-accountable reimbursements and legal expense for the three and nine months ended September 30, 2001. Included in general and administrative expenses at both September 30, 2001 and 2000, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Capital Resources and Liquidity

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $140,000 as compared to approximately $549,000 at September 30, 2000. For the nine months ended September 30, 2001, cash and cash equivalents decreased by approximately $673,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $864,000 of cash used in investing activities and approximately $347,000 of cash used in financing activities partially offset by approximately $538,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, loan costs incurred on the refinancing of Oakwood Village Apartments in February 2001, repayment of the mortgage encumbering Oakwood Village Apartments and distributions to partners partially offset by proceeds from the refinancing of the mortgage encumbering Oakwood Village Apartments and loans from the Managing General Partner (see discussion below).
The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. At September 30, 2001, the Partnership had borrowed approximately $281,000 under this Partnership Revolver which includes accrued interest of approximately $6,000. During the nine months ended September 30, 2001, interest of approximately $9,000 is included in interest expense.

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

Willow Park on Lake Adelaide

During the nine months ended September 30, 2001, the Partnership completed approximately $165,000 of budgeted and non-budgeted capital improvements at Willow Park, consisting primarily of floor covering replacements, structural and other building improvements and appliance replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $122,000 for the year 2001 at this property which consist primarily of floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $134,000 of budgeted capital improvements at Oakwood Village consisting primarily of floor covering replacements, appliance replacements, air conditioning unit replacements, plumbing enhancements and major landscaping. These improvements were funded through replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $148,000 for the year 2001 at this property which consist primarily of floor covering replacements and building improvements.

Palisades Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $620,000 of budgeted capital improvements at Palisades Apartments, consisting of structural improvements, floor covering replacements, interior decoration, appliance replacements, roof replacements and plumbing upgrades. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,243,000 for the year 2001 at this property which consist primarily of structural improvements, roof replacement and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $15,068,000 is being amortized over varying periods with a balloon payment of approximately $3,996,000 due July 1, 2003 for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the
Partnership  will  risk  losing  such  properties   through   foreclosure.   The
Partnership had entered into a contract to sell Palisades Apartments to an unaffiliated third party which is no longer in effect.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of approximately $2,873,000 with a new mortgage in the amount of $4,000,000. New loan costs of approximately $46,000 were paid during the year ended December 31, 1999. Additional loan costs of approximately $25,000 were paid during the nine month period ended September 30, 2000. These loan costs are included in other assets and are being amortized over the life of the loan.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of approximately $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021, at which time it will be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000, and approximately $200,000 were incurred during the nine months ended September 30, 2001. These costs are included in other assets and are being amortized over the life of the loan. An affiliate of AIMCO has been designated as guarantor of the mortgage.

During the nine months ended September 30, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinancing proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinancing proceeds of Willow Park Apartments. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,214 limited partnership units in the Partnership representing 62.07% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.07% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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