Form 10KSB
period 2001-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2002-03-25
CIK 355637

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                  Form 10-KSB

(Mark  One)

[X] ANNUAL  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $4,596,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                       Gross
                      Carrying     Accumulated                            Federal
Properties             Value      Depreciation      Rate      Method     Tax Basis
                           (in thousands)                              (in thousands)
Willow Park
 Apartments           $ 7,833        $ 6,106     5-27.5 yrs    S/L       $  1,249
Oakwood Village
 Apartments            10,639          8,656     5-27.5 yrs    S/L          1,483
Palisades
 Apartments            13,615         10,804     5-27.5 yrs    S/L          2,778
      Totals          $32,087        $25,566                             $  5,510

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Properties Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Properties               2001           Rate     Amortized     Date      Maturity (1)
                    (in thousands)                                      (in thousands)
Willow Park
 Apartments             $ 3,832        8.02%      20 yrs     01/01/20      $    --
Oakwood Village
 Apartments               6,879        7.18%      20 yrs     03/01/21           --
Palisades
 Apartments               4,253        9.00%      22 yrs     07/01/03        3,996
      Totals            $14,964                                            $ 3,996

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020, at which time it will be fully amortized. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $24,000 were paid during the year ended December 31, 2000. These costs are included in other assets and are being amortized over the life of the mortgage.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of approximately $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021, at which time it will be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000, and approximately $200,000 were incurred during the year ended December 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Properties                         2001           2000          2001        2000
Willow Park Apartments            $7,764         $7,448          93%         96%
Oakwood Village Apartments         7,540          7,154          94%         95%
Palisades Apartments               4,116          4,708          83%         89%

The Managing General Partner attributes the decrease in occupancy at the Palisades Apartments to numerous evictions during the year ended December 31, 2001. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base. The Managing General Partner attributes the decrease in occupancy at Willow Park Apartments to tenants purchasing new homes as a result of a decrease in interest rates and increased competition among competitors in the Altamonte Springs area.

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

Capital Improvements

Willow Park on Lake Adelaide

During the year ended December 31, 2001, the Partnership completed approximately $210,000 of capital improvements at Willow Park, consisting primarily of major landscaping, air conditioning unit replacements, floor covering and appliances replacements, structural and other building improvements. These improvements were funded through operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $55,500. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 2001, the Partnership completed approximately $138,000 of capital improvements at Oakwood Village consisting primarily of interior decoration, maintenance equipment, office computers, floor covering replacements, appliance replacements, air conditioning unit replacements, plumbing enhancements and major landscaping. These improvements were funded through operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $83,400. Additional improvements may be considered and will depend on the physical condition of the property as well as reserves and anticipated cash flow generated by the property.

Palisades Apartments

During the year ended December 31, 2001, the Partnership completed approximately $659,000 of capital improvements at Palisades Apartments, consisting of air conditioning unit replacements, office computers, water heater replacements, structural improvements, floor covering replacements, interior decoration, appliance replacements, roof replacements and plumbing upgrades. These improvements were funded through operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $129,600. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                 2001             2001
                                                Billing           Rate
                                            (in thousands)
       Willow Park Apartments                    $ 94            1.87%
       Oakwood Village Apartments                 124            1.84%
       Palisades Apartments                        39            3.45%

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The units holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 2001, the Partnership had 82,513 units outstanding held by 2,060 limited partners of record. Affiliates of the Managing General Partner owned 51,268 units or 62.13% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00               $ 1,624 (1)          $19.20
       01/01/01 - 12/31/01                 3,327 (2)           39.48

(1) Approximately $763,000 from operating cash flow and approximately $861,000 from refinance proceeds of Willow Park Apartments.

(2)   Approximately   $296,000  from  operating  cash  flow  and   approximately
      $3,031,000 from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments.

Future  cash  distributions  will  depend on the levels of cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,268 limited partnership units in the Partnership representing 62.13% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.13% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2001, was approximately $863,000 as compared to a net loss of approximately $239,000 for the year ended December 31, 2000. The increase in net loss for the year ended December 31, 2001, is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at Willow Park Apartments and Palisades Apartments and an increase in concessions and special promotions at all of the Partnership's investment properties in an attempt to increase occupancy. The increase in rental income was partially offset by an increase in average rental rates at Willow Park Apartments and Oakwood Village Apartments.

The  increase  in total  expenses  is  primarily  due to  increases  in interest expense, property tax expense, and operating expenses partially offset by a decrease in depreciation and general and administrative expenses. Property tax expense increased as a result of increases in the assessed values of all three of the investment properties by the taxing authorities. Interest expense increased due to the refinancing of the mortgage encumbering Oakwood Village Apartments during the year ended December 31, 2001 as discussed below. Operating expense increased due to an increase in advertising expense, insurance expense and property expense partially offset by a decrease in maintenance expense. Advertising expense increased as a result of aggressive marketing campaigns at the properties to attract new tenants. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's investment properties. Property expenses increased due to an increase in utility expense, employee salaries and benefits at Palisades Apartments which was partially offset by a decrease in utility expense and employee salaries and benefits at Willow Park Apartments and Oakwood Village Apartments. Maintenance expense decreased primarily due to management electing to perform minor repairs, painting, and yard and ground maintenance by Palisades Apartments employees instead of contracting professionals. Depreciation decreased as a result of some fixed assets becoming fully depreciated at the Palisades Apartments.

General and administrative expenses decreased due to a decrease in legal and professional expenses, Partnership management fees and cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to the amounts noted above, general and administrative expenses at both December 31, 2001 and 2000, included costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $281,000 as compared to approximately $813,000 at December 31, 2000. For the year ended December 31, 2001, cash and cash equivalents decreased by approximately $532,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $978,000 of cash used in investing activities and approximately $108,000 of cash used in financing activities partially offset by approximately $554,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of distributions to partners, principal payments made on mortgages encumbering the Partnership's properties, repayment of the mortgage encumbering Oakwood Village Apartments, loan costs paid with the refinancing of Oakwood Village Apartments, and principal payments made on loans from the Managing General Partner partially offset by proceeds received from the refinancing of Oakwood Village Apartments and advances from the Managing General Partner (see discussion below). The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses at two of the investment properties. At December 31, 2001, the Partnership had a balance of approximately $634,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $14,000. During the year ended December 31, 2001, interest of approximately $17,000 is included in interest expense.

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020, at which time it will be fully amortized. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $24,000 were paid during the year ended December 31, 2000. These costs are included in other assets and are being amortized over the life of the mortgage.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of approximately $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021, at which time it will be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000, and approximately $200,000 were incurred during the year ended December 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,964,000 is being amortized over varying periods with balloon payments due at maturity for the Palisades Apartments. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During the year ended December 31, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments. Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,268 limited partnership units in the Partnership representing 62.13% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.13% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit-Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2001, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                           NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $   281
   Receivables and deposits, net of $106 of allowance
     for doubtful accounts                                                       193
   Restricted escrows                                                             44
   Other assets                                                                  403
   Investment properties (Notes B & E):
      Land                                                    $  2,145
      Buildings and related personal property                   29,942
                                                                32,087
      Less accumulated depreciation                            (25,566)        6,521
                                                                             $ 7,442
Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                       $   236
      Tenant security deposits payable                                            95
      Accrued property taxes                                                      47
      Due to Managing General Partner (Note D)                                   924
      Other liabilities                                                          401
      Mortgage notes payable (Note B)                                         14,964

Partners' Deficit
   General partner                                            $ (1,395)
   Limited partners (82,513 units issued and
      outstanding)                                              (7,830)       (9,225)
                                                                             $ 7,442

                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)





                                                           Years Ended December 31,
                                                               2001         2000
Revenues:
   Rental income                                             $ 4,191      $ 4,645
   Other income                                                  405          383
      Total revenues                                           4,596        5,028

Expenses:
   Operating                                                   2,398        2,169
   General and administrative                                    314          362
   Interest                                                    1,231        1,099
   Depreciation                                                1,258        1,394
   Property taxes                                                258          243
      Total expenses                                           5,459        5,267

Net loss                                                      $ (863)      $ (239)

Net loss allocated to general partner (3%)                    $ (26)        $ (7)
Net loss allocated to limited partners (97%)                    (837)        (232)
                                                              $ (863)      $ (239)
Net loss per limited partnership unit                        $(10.14)     $ (2.81)

Distributions per limited partnership unit                   $ 39.48      $ 19.20


                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513         $ 1        $41,257    $41,258

Partners' deficit at
  December 31, 1999                     82,513       $(1,253)     $(1,919)   $(3,172)

Distributions to partners                   --           (40)      (1,584)    (1,624)

Net loss for the year ended
  December 31, 2000                         --            (7)        (232)      (239)

Partners' deficit at
  December 31, 2000                     82,513        (1,300)      (3,735)    (5,035)

Distribution to partners                    --           (69)      (3,258)    (3,327)

Net loss for the year ended
  December 31, 2001                         --           (26)        (837)      (863)

Partners' deficit at
  December 31, 2001                     82,513       $(1,395)     $(7,830)   $(9,225)


                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net loss                                                      $ (863)      $ (239)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                 1,258        1,394
     Amortization of loan costs                                      39           48
     Change in accounts:
      Receivables and deposits                                      (21)         179
      Other assets                                                  (36)          15
      Accounts payable                                               (8)          99
      Due to Managing General Partner                                15           --
      Tenant security deposit payable                               (27)          --
      Accrued property taxes                                         35          (45)
      Other liabilities                                             162           33

          Net cash provided by operating activities                 554        1,484

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows              29          (20)
  Property improvements and replacements                         (1,007)        (728)

          Net cash used in investing activities                    (978)        (748)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (375)        (267)
  Repayment of mortgage note payable                             (3,825)          --
  Proceeds from mortgage note payable                             7,000           --
  Advances from affiliate                                           788           --
  Principal payments on advances from affiliates                   (169)          --
  Loan costs paid                                                  (200)         (48)
  Distributions to partners                                      (3,327)      (1,624)

          Net cash used in financing activities                    (108)      (1,939)

Net decrease in cash and cash equivalents                          (532)      (1,203)

Cash and cash equivalents at beginning of year                      813        2,016
Cash and cash equivalents at end of year                         $ 281        $ 813

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,165      $ 1,026


                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $258,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Replacement Reserve Escrow

Palisades Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2001, the balance in this account is approximately $44,000.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to
27.5 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs

Loan  costs  of  approximately  $491,000,   less  accumulated   amortization  of
approximately $188,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising

Advertising costs of approximately $94,000 in 2001 and approximately $79,000 in 2000 were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         2001        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Properties
Willow Park
 Apartments             $ 3,832        $ 34       8.02%    01/01/20        $ --
Oakwood Village
 Apartments               6,879           55      7.18%    03/01/21            --
Palisades
 Apartments               4,253           45      9.00%    07/01/03         3,996
       Totals           $14,964       $ 134                               $ 3,996

On December 15, 1999, the Partnership refinanced the mortgage encumbering Willow Park Apartments. The interest rate on the new mortgage is 8.02%, compared to 8.56% on the previous mortgage. The refinancing replaced indebtedness of $2,873,000 with a new mortgage in the amount of $4,000,000. Payments of approximately $34,000 are due on the first day of each month until the loan matures on January 1, 2020, at which time it will be fully amortized. Loan costs of approximately $46,000 were paid at December 31, 1999, and approximately $24,000 were paid during the year ended December 31, 2000. These costs are included in other assets and are being amortized over the life of the loan.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of approximately $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021, at which time it will be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000, and approximately $200,000 were incurred during the year ended December 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):


                               2002              $ 438
                               2003               4,377
                               2004                 314
                               2005                 338
                               2006                 364
                            Thereafter            9,133
                                                $14,964
Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

                                                 2001        2000

Net loss per financial statements               $ (863)     $ (239)
   Depreciation differences                        682         898
   Other                                           193         (21)
Net taxable income to partners                   $ 12        $ 638
Federal taxable income per limited
   partnership unit                              $ .14      $ 7.50

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2001 (in thousands):

Net liabilities as reported               $ (9,225)
  Land and buildings                          (283)
  Accumulated depreciation                    (728)
  Syndication and distribution costs         4,485
  Other                                        649

Net liabilities - Federal tax basis       $ (5,102)

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

The following transactions with affiliates of the Managing General Partner were incurred during each of the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                             $ 248      $ 256
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             450        270
Loan costs (included in other assets)                      70         --
Partnership management fee (included in general
  and administrative expenses)                             21         51
Due to Managing General Partner                           924         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $248,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $450,000 and $270,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $229,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In connection with the February 2001 refinancing of Oakwood Village at Lake Nan Apartments, the Partnership paid approximately $70,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $21,000 and $51,000 during the year ended December 31, 2001 and 2000, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2001, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses at two of the investment properties. At December 31, 2001, the Partnership has a balance of approximately $634,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $14,000. During the year ended December 31, 2001, interest of approximately $17,000 is included in interest expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $65,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,268 limited partnership units in the Partnership representing 62.13% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.13% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note E - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land       Properties      Acquisition
                        (in thousands)                                 (in thousands)

Willow Park
 Apartments                 $ 3,832         $ 567         $ 5,218         $ 2,048
Oakwood Village
 Apartments                   6,879            589          7,181           2,869
Palisades
 Apartments                   4,253            970          8,448           4,197
        Totals              $14,964        $ 2,126        $20,847         $ 9,114


                    Gross Amount At Which
                           Carried
                     At December 31, 2001
                        (in thousands)

                          Buildings
                         And Related
                          Personal             Accumulated     Date of     Date    Depreciable
Description       Land   Properties   Total    Depreciation  Construction Acquired Life-Years
                                              (in thousands)
Willow Park
 Apartments       $ 574    $ 7,259   $ 7,833     $ 6,106        1973       12/82   5-27.5 yrs
Oakwood Village
 Apartments          595    10,044    10,639       8,656        1973       08/82   5-27.5 yrs
Palisades
 Apartments          976    12,639    13,615      10,804      1968-1972    06/83   5-27.5 yrs
     Totals      $ 2,145   $29,942   $32,087     $25,566

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                      December 31,
                                                   2001          2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                      $31,080      $30,352
    Property improvements and replacements          1,007          728
Balance at end of year                            $32,087      $31,080

Accumulated Depreciation
Balance at beginning of year                      $24,308      $22,914
    Additions charged to expense                    1,258        1,394
Balance at end of year                            $25,566      $24,308

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $31,804,000 and $30,796,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $26,294,000 and $25,717,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $3,327,000 to the partners (approximately $3,258,000 to the limited partners or $39.48 per limited partnership unit) consisting of approximately $296,000 (approximately $287,000 to the limited partners or $3.48 per limited partnership unit) from operations and approximately $3,031,000 (approximately $2,971,000 to the limited partners or $36.00 per limited partnership unit) from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,624,000 to the partners (approximately $1,584,000 to the limited partners or $19.20 per limited partnership unit) consisting of approximately $763,000 (approximately $740,000 to the limited partners or $8.97 per limited partnership unit) from operations and approximately $861,000 (approximately $844,000 to the limited partners or $10.23 per limited partnership unit) from refinance proceeds of Willow Park Apartments.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $44,000 and non-audit services (principally tax-related) of approximately $22,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       37,149           45.02%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          14,119           17.11%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602. AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

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

The following transactions with affiliates of the Managing General Partner were incurred during each of the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)

Property management fees                                $ 248      $ 256
Reimbursement for services of affiliates                  450        270
Loan cost                                                  70         --
Partnership management fee                                 21         51
Due to Managing General Partner                           924         --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $248,000 and $256,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $450,000 and $270,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $229,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In connection with the February 2001 refinancing of Oakwood Village at Lake Nan Apartments, the Partnership paid approximately $70,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $21,000 and $51,000 during the year ended December 31, 2001 and 2000, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2001, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses at two of the investment properties. At December 31, 2001, the Partnership has a balance of approximately $634,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $14,000. During the year ended December 31, 2001, interest of approximately $17,000 is included in interest expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $65,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,268 limited partnership units in the Partnership representing 62.13% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.13% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

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


                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 25, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 25, 2002
Martha L. Long          and Controller

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

     10.18Multifamily  Note between the Registrant and GMAC Commercial  Mortgage
          Corporation, dated February 13, 2001, as it pertains to Oakwood Village Apartments. Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the period ended December 31, 2000.

     16 Letter dated November 24, 1999, from the Registrant's former independent accounts regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated November 10, 1999.