Form 10QSB
period 2002-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2002-05-13
CIK 355637

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $ 242
   Receivables and deposits, net of $98 of
     allowance for doubtful accounts                                            216
   Restricted escrows                                                            37
   Other assets                                                                 443
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 30,193
                                                               32,338
       Less accumulated depreciation                          (25,850)        6,488
                                                                            $ 7,426
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 304
   Tenant security deposit liabilities                                           88
   Accrued property taxes                                                        76
   Due to Managing General Partner                                            1,330
   Other liabilities                                                            316
   Mortgage notes payable                                                    14,857

Partners' Deficit
   General partner                                           $ (1,405)
   Limited partners (82,513 units
      issued and outstanding)                                  (8,140)       (9,545)
                                                                            $ 7,426


                   See Accompanying Notes to Financial Statements

b)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2002           2001
Revenues:
  Rental income                                             $ 991          $ 1,085
  Other income                                                 130             104
       Total revenues                                        1,121           1,189

Expenses:
  Operating                                                    687             533
  General and administrative                                    87              94
  Depreciation                                                 284             364
  Interest                                                     315             290
  Property taxes                                                68              63
       Total expenses                                        1,441           1,344

Net loss                                                    $ (320)        $ (155)

Net loss allocated to general partner (3%)                  $ (10)          $ (5)
Net loss allocated to limited partners (97%)                  (310)           (150)

                                                            $ (320)        $ (155)

Net loss per limited partnership unit                      $ (3.76)        $ (1.82)

Distributions per limited partnership unit                   $ --          $ 37.42

                   See Accompanying Notes to Financial Statements

c)

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2001                  82,513     $(1,395)     $(7,830)     $(9,225)

Net loss for the three months
   ended March 31, 2002                   --         (10)        (310)        (320)

Partners' deficit at
   March 31, 2002                     82,513     $(1,405)     $(8,140)     $(9,545)


                   See Accompanying Notes to Financial Statements

d)

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $ (320)     $ (155)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   284          364
     Amortization of loan costs                                       9           10
     Change in accounts:
      Receivables and deposits                                      (23)         (72)
      Other assets                                                  (49)         (54)
      Accounts payable                                               68           (3)
      Due to Managing General Partner                                12           --
      Tenant security deposit liabilities                            (7)         (11)
      Accrued property taxes                                         29           62
      Other liabilities                                             (85)          (4)

       Net cash (used in) provided by operating activities          (82)         137

Cash flows from investing activities:
  Property improvements and replacements                           (251)        (254)
  Net withdrawals from restricted escrows                             7           52

       Net cash used in investing activities                       (244)        (202)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (107)         (68)
  Advances from affiliates                                          432           --
  Principal payments on advances from affiliates                    (38)          --
  Proceeds from mortgage note payable                                --        7,000
  Repayment of mortgage note payable                                 --       (3,825)
  Loan costs paid                                                    --         (186)
  Distributions to partners                                          --       (3,154)

       Net cash provided by (used in) financing activities          287         (233)

Net decrease in cash and cash equivalents                           (39)        (298)

Cash and cash equivalents at beginning of period                    281          813
Cash and cash equivalents at end of period                       $ 242        $ 515

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 296        $ 265

                   See Accompanying Notes to Financial Statements

e)

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $62,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $60,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating and general and administrative expenses, and investment properties. As of March 31, 2002 the Partnership owed approximately $2,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2002. The Managing General Partner earned and received approximately $20,000 during the three months ended March 31, 2001, which is included in general and administrative expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $108,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2002, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of two of the investment properties. During the three months ended March 31, 2002, the Managing General Partner advanced an additional amount of approximately $432,000 to the Partnership. The Partnership repaid approximately $38,000 during the same period. The Managing General Partner had not made any advances as of March 31, 2001. At March 31, 2002, the Partnership has a balance of approximately $1,038,000 under this Partnership Revolver which includes accrued interest of approximately $25,000. During the three months ended March 31, 2002, interest of approximately $12,000 is included in interest expense.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Willow Park on Lake Adelaide                  92%        93%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        91%        94%
         Winter Park, Florida
      Palisades Apartments                          76%        77%
         Montgomery, Alabama

      The Managing General Partner attributes the decrease in occupancy at Oakwood Village Apartments to increased competition in the local market in the Winter Park area.

      The Partnership is making capital improvements at Palisades Apartments to improve its curb appeal in an attempt to increase occupancy.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2002, was approximately $320,000 as compared to a net loss of approximately $155,000 for the three months ended March 31, 2001. The increase in net loss for the three months ended March 31, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due primarily to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Oakwood
Village Apartments and an increase in delinquent tenant accounts at Palisades Apartments. Other income increased due to an increase in utilities reimbursements and lease cancellation fees at Oakwood Village Apartments and laundry income and late charges at Willow Park Apartments and Palisades Apartments partially offset by a decrease in interest income resulting from a decrease in average cash balances maintained in interest bearing accounts at the Partnership and Oakwood Village Apartments.

The increase in total expenses is due to an increase in operating and interest expenses partially offset by a decrease in depreciation expense. Operating expense increased due to an increase in maintenance expense and insurance expense partially offset by a decrease in property expense. Maintenance expense increased due to an increase in floor covering repairs, the purchase of maintenance materials, roof repairs and contract interior painting at Palisades Apartments partially offset by a decrease in interior building improvements, landscaping supplies, contract repairs, interior painting and contract yard maintenance at Oakwood Village Apartments. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's investment properties. Interest expense increased due to the refinancing of the mortgage encumbering Oakwood Village Apartments during the first quarter of 2001 as well as interest on advances from the Managing General Partner. Depreciation expense decreased due to some assets becoming fully depreciated at the Palisades Apartments.

General and administrative expense remained relatively constant for the three months ended March 31, 2002 and 2001, respectively. Included in general and administrative expenses for the three months ended March 31, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $242,000 as compared to approximately $515,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents decreased by approximately $39,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $244,000 of cash used in investing activities and approximately $82,000 of cash used in operating activities partially offset by approximately $287,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash provided by financing activities consisted of advances made by the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of two of the investment properties. During the three months ended March 31, 2002, the Managing General Partner advanced an additional amount of approximately $432,000 to the Partnership. The Partnership repaid approximately $38,000 during the same period. The Managing General Partner had not made any advances as of March 31, 2001. At March 31, 2002, the Partnership has a balance of approximately $1,038,000 under this Partnership Revolver which includes accrued interest of approximately $25,000. During the three months ended March 31, 2002, interest of approximately $12,000 is included in interest expense.

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

Willow Park on Lake Adelaide

During the three months ended March 31, 2002, the Partnership completed approximately $21,000 of capital improvements at Willow Park, consisting primarily of office computers and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $64,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, major landscaping, structural improvements and appliance and floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $27,000 of capital improvements at Oakwood Village consisting primarily of office computers, plumbing improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $91,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, plumbing improvements, structural improvements and appliance and floor covering replacements.

Palisades Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $203,000 of capital improvements at Palisades Apartments, consisting of office computers, pool improvements, roof replacements, structural improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $621,000 for the year 2002 at this property which consist primarily of gutter replacement, exterior painting, park lot improvements, roof replacements, structural improvements and appliance and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,857,000 is being amortized over varying periods with a balloon payment due at maturity for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000 and approximately $200,000 were incurred during the year ended December 31, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $  --            $   --           $  296            $ 3.48

Refinancing (1)           --                --            2,858             33.94
                       $  --            $   --           $3,154            $37.42

(1)   From the refinancing of Oakwood Village Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 51,268 limited partnership units in the Partnership representing 62.13% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.13% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 13, 2002