Form 10QSB
period 2002-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2002-08-14
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           NATIONAL PROPERTY INVESTORS 5
                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 207
   Receivables and deposits                                                     235
   Restricted escrows                                                            15
   Other assets                                                                 380
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 30,784
                                                                32,929
       Less accumulated depreciation                          (26,150)        6,779
                                                                            $ 7,616
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 637
   Tenant security deposit liabilities                                           81
   Accrued property taxes                                                       142
   Due to Managing General Partner                                            1,715
   Other liabilities                                                            384
   Mortgage notes payable                                                    14,749

Partners' Deficit
   General partner                                           $ (1,421)
   Limited partners (82,513 units
      issued and outstanding)                                  (8,671)      (10,092)
                                                                            $ 7,616


                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              2002        2001       2002       2001
                                              ----        ----       ----       ----
Revenues:
  Rental income                               $ 925     $ 1,098    $ 1,916    $ 2,183
  Other income                                   105         96        235        200
                                            ---  ---    ---- --    --- ---    --- ---
     Total revenues                            1,030      1,194      2,151      2,383
                                            -  -----    - -----    - -----    - -----

Expenses:
  Operating                                      819        588      1,506      1,121
  General and administrative                      66         73        153        167
  Depreciation                                   300        340        584        704
  Interest                                       326        314        641        604
  Property taxes                                  66         62        134        125
                                            ----  --    ---- --    --- ---    --- ---
     Total expenses                            1,577      1,377      3,018      2,721
                                            -  -----    - -----    - -----    - -----

Net loss                                     $ (547)     $ (183)    $ (867)    $ (338)
                                              =====       =====      =====      =====

Net loss allocated to general
  partner (3%)                                $ (16)      $ (5)     $ (26)     $ (10)

Net loss allocated to limited
  partners (97%)                                (531)      (178)      (841)      (328)
                                             -- ----     ------     ------     ------

                                             $ (547)     $ (183)    $ (867)    $ (338)
                                              =====       =====      =====      =====

Net loss per limited partnership unit        $ (6.43)   $ (2.16)   $(10.19)   $ (3.98)
                                              ======     ======     ======     ======

Distributions per limited partnership
  unit                                        $ --       $ 2.06      $ --     $ 39.48
                                               ===        =====       ===      ======

                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258
                                      ======        ==         ======      =======

Partners' deficit at
   December 31, 2001                  82,513     $(1,395)     $(7,830)    $ (9,225)

Net loss for the six months
   ended June 30, 2002                    --         (26)        (841)        (867)
                                   ----   --      ------     --  ----      -------

Partners' deficit at
   June 30, 2002                      82,513     $(1,421)     $(8,671)    $(10,092)
                                      ======      ======       ======      =======

                   See Accompanying Notes to Financial Statements



                           NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002        2001
Cash flows from operating activities:
  Net loss                                                         $ (867)     $ (338)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     584          704
     Amortization of loan costs                                        17           20
     Change in accounts:
      Receivables and deposits                                        (42)          50
      Other assets                                                      6          (63)
      Accounts payable                                                 84          (85)
      Tenant security deposit liabilities                             (14)         (19)
      Accrued property taxes                                           95          125
      Other liabilities                                                20          (21)
      Due to Managing General Partner                                  97            1
                                                                 ----  --     -----  -
        Net cash (used in) provided by operating activities           (20)         374
                                                                  --- ---     ---  ---

Cash flows from investing activities:
  Property improvements and replacements                             (525)        (470)
  Net withdrawals from restricted escrows                              29           47
                                                                 ----  --     ----  --
        Net cash used in investing activities                        (496)        (423)
                                                                  -- ----      -- ----

Cash flows from financing activities:
  Payments of mortgage notes payable                                 (215)        (169)
  Proceeds from mortgage note payable                                  --        7,000
  Repayment of mortgage note payable                                   --       (3,825)
  Loan costs paid                                                      --         (194)
  Distributions to partners                                            --       (3,327)
  Advances from affiliate                                             714          275
  Principal payments on advances from affiliates                      (57)          --
                                                                  --- ---     ----  --
        Net cash provided by (used in) investing activities           442         (240)
                                                                 ---  ---      -- ----

Net decrease in cash and cash equivalents                             (74)        (289)

Cash and cash equivalents at beginning of period                      281          813
                                                                 ---  ---     ---  ---
Cash and cash equivalents at end of period                         $ 207        $ 524
                                                                    ====         ====

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 590        $ 569
                                                                    ====         ====
Supplemental disclosures of non-cash activity:
  Property improvements and replacements in accounts payable       $ 317        $ 92
                                                                    ====         ===

                   See Accompanying Notes to Financial Statements

                           NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Reclassifications

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentations.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $137,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating and general and administrative expenses, and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately
$57,000 and $24,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are based on a percentage of current year additions to investment properties. As of June 30, 2002 the Partnership owed approximately $105,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2002. The Managing General Partner earned and received approximately $20,000 during the six months ended June 30, 2001, which is included in general and administrative expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $108,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2002, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the six months ended June 30, 2001, the Managing General Partner advanced the Partnership approximately $275,000 under this Partnership Revolver. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of two of the investment properties. During the six months ended June 30, 2002, the Managing General Partner advanced an additional amount of approximately $714,000 to the Partnership. The Partnership repaid approximately $57,000 during the same period. At June 30, 2002, the Partnership has a balance of approximately $1,320,000 under this Partnership Revolver which includes accrued interest of approximately $45,000. During the six months ended June 30, 2002 and 2001, interest of approximately $32,000 and $3,000 was included in interest expense.

Note C - Refinancing of Mortgage Note Payable

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021 at which time it is scheduled to be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000 and approximately $194,000 were incurred during the six months ended June 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001
      --------                                      ----       ----

      Willow Park on Lake Adelaide                  91%        93%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        91%        93%
         Winter Park, Florida
      Palisades Apartments                          69%        80%
         Montgomery, Alabama

      The Partnership attributes the decrease in occupancy at Palisades Apartments to the evictions of unqualified tenants. The Partnership is making capital improvements at Palisades Apartments to improve its curb appeal in an attempt to increase occupancy.

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2002, was approximately $547,000 and $867,000 as compared to a net loss of approximately $183,000 and $338,000 for the three and six months ended June 30, 2001. The increase in net loss for the three and six months ended June 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three and six months ended June 30, 2002, is due primarily to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Palisades Apartments and an increase in concessions and special promotions at Oakwood Village Apartments and Willow Park Apartments partially offset by a decrease in concessions and special promotions at Palisades Apartments. Other income increased due to an increase in utilities reimbursements and laundry income at all of the Partnership's investment properties and lease cancellation fees at Oakwood Village Apartments partially offset by a decrease in interest income resulting from a decrease in average cash balances maintained in interest bearing accounts at the Partnership and its investment properties.

The increase in total expenses for the three and six months ended June 30, 2002, is due to an increase in operating and interest expenses partially offset by a decrease in depreciation expense. Operating expense increased due to an increase in maintenance expense and insurance expense. Maintenance expense increased due to an increase in floor covering repairs and contract trash removal at Willow Park Apartments and Palisades Apartments and the purchase of maintenance materials, painting supplies and contract interior painting at Palisades Apartments. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's investment properties. Interest expense increased due to the refinancing of the mortgage encumbering Oakwood Village Apartments during the first quarter of 2001, which increased the debt balance, as well as interest on advances from the Managing General Partner. Depreciation expense decreased due to some assets becoming fully depreciated at the Palisades Apartments.

General and administrative expense remained relatively constant for the three and six months ended June 30, 2002 and 2001, respectively. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $207,000 as compared to approximately $524,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents decreased by approximately $74,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $496,000 of cash used in investing activities and approximately $20,000 of cash used in operating activities largely offset by $442,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash provided by financing activities consisted of advances made by the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the six months ended June 30, 2001, the Managing General Partner advanced the Partnership approximately $275,000 under this Partnership Revolver. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of two of the investment properties. During the six months ended June 30, 2002, the Managing General Partner advanced an additional amount of approximately $714,000 to the Partnership. The Partnership repaid approximately $57,000 during the same period. At June 30, 2002, the Partnership has a balance of approximately $1,320,000 under this Partnership Revolver which includes accrued interest of approximately $45,000. During the six months ended June 30, 2002 and 2001, interest of approximately $32,000 and $3,000 was included in interest expense.

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

Willow Park on Lake Adelaide

During the six months ended June 30, 2002, the Partnership completed approximately $51,000 of capital improvements at Willow Park, consisting primarily of cabinets, electrical upgrades, office computers and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $64,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, major landscaping, structural improvements and appliance and floor covering replacements.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $70,000 of capital improvements at Oakwood Village consisting primarily of structural improvements, water heater replacements, office computers, plumbing improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $91,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, plumbing improvements, structural improvements and appliance and floor covering replacements.

Palisades Apartments

During the three months ended June 30, 2002, the Partnership completed approximately $721,000 of budgeted and unbudgeted capital improvements at Palisades Apartments, consisting of plumbing improvements, air conditioning replacements, interior painting of common areas, office computers, pool improvements, roof replacements, structural improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership has budgeted, but is not limited to, capital improvements of approximately $697,000 for the year 2002 at this property which consist primarily of gutter replacement, exterior painting, parking lot improvements, water heater replacements, air conditioning improvements, roof replacements, structural improvements and appliance and floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,749,000 is being amortized over varying periods with a balloon payment due at maturity of approximately $3,996,000 in July 2003 for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021 at which time it is scheduled to be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter 2000 and approximately $194,000 were incurred during the six months ended June 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit


Operations             $  --            $   --           $  296            $ 3.48

Refinancing (1)           --                --            3,031             36.00
                        ----             -----            -----             -----
                       $  --            $   --           $3,327            $39.48
                        ====             =====            =====             =====

(1)   From the refinancing of Oakwood  Village  Apartments in 2001 and the remaining proceeds of Willow Park Apartments in 1999.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $16.00 per unit expired. Pursuant to this offer, AIMCO acquired 1,393 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               3.4(a)  Agreement  of  Limited   Partnership,   incorporated   by
                    reference to Exhibit A to the Prospectus of the Partnership, dated January 4, 1982, included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-74143).

               3.4(b)   Amendments   to   Agreement   of  Limited   Partnership,
                    incorporated by reference to the Definitive Proxy Statement of the Partnership, dated April 3, 1991.

               3.4(c) Amendments to the Partnership  Agreement,  incorporated by reference to the Statement Furnished in Connection with the Soliciatation of the Registrant, dated August 28, 1992.

               99 Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.