Form 10QSB
period 2002-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2002-11-14
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 381
   Receivables and deposits                                                     241
   Restricted escrows                                                            37
   Other assets                                                                 389
   Investment properties:
       Land                                                  $ 2,145
       Buildings and related personal property                 31,118
                                                               33,263
       Less accumulated depreciation                          (26,404)        6,859
                                                                            $ 7,907
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 484
   Tenant security deposit liabilities                                           79
   Accrued property taxes                                                       208
   Due to Managing General Partner                                            2,588
   Other liabilities                                                            292
   Mortgage notes payable                                                    14,639

Partners' Deficit
   General partner                                           $ (1,430)
   Limited partners (82,513 units
      issued and outstanding)                                  (8,953)      (10,383)
                                                                            $ 7,907

                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                             Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                              2002        2001       2002       2001
Revenues:
  Rental income                               $ 901     $ 1,056    $ 2,817    $ 3,239
  Other income                                   123        101        358        301
  Casualty gain                                   47         --         47         --
     Total revenues                            1,071      1,157      3,222      3,540

Expenses:
  Operating                                      596        735      2,102      1,856
  General and administrative                      69         73        222        240
  Depreciation                                   303        273        887        977
  Interest                                       328        317        969        921
  Property taxes                                  66         73        200        198
     Total expenses                            1,362      1,471      4,380      4,192

Net loss                                     $ (291)     $ (314)   $(1,158)    $ (652)

Net loss allocated to general
  partner (3%)                                $ (9)       $ (9)     $ (35)     $ (20)

Net loss allocated to limited
  partners (97%)                                (282)      (305)    (1,123)      (632)

                                             $ (291)     $ (314)   $(1,158)    $ (652)

Net loss per limited partnership unit        $ (3.42)   $ (3.70)   $(13.61)   $ (7.66)

Distributions per limited partnership
  unit                                        $ --        $ --       $ --     $ 39.48


                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258

Partners' deficit at
   December 31, 2001                  82,513     $(1,395)     $(7,830)    $ (9,225)

Net loss for the nine months
   ended September 30, 2002               --         (35)      (1,123)      (1,158)

Partners' deficit at
   September 30, 2002                 82,513     $(1,430)     $(8,953)    $(10,383)

                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2002         2001
Cash flows from operating activities:
  Net loss                                                        $(1,158)     $ (652)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     887          977
     Amortization of loan costs                                        22           30
     Casualty gain                                                    (47)          --
     Change in accounts:
      Receivables and deposits                                        (48)          (5)
      Other assets                                                     (8)         (85)
      Accounts payable                                                248          110
      Tenant security deposit liabilities                             (16)         (25)
      Accrued property taxes                                          161          198
      Other liabilities                                               (72)           5
      Due to Managing General Partner                                 130          (15)
        Net cash provided by operating activities                      99          538

Cash flows from investing activities:
  Insurance proceeds received                                          57           --
  Property improvements and replacements                           (1,235)        (890)
  Net withdrawals from restricted escrows                               7           26
        Net cash used in investing activities                      (1,171)        (864)

Cash flows from financing activities:
  Payments of mortgage notes payable                                 (325)        (271)
  Proceeds from mortgage note payable                                  --        7,000
  Repayment of mortgage note payable                                   --       (3,825)
  Loan costs paid                                                      --         (200)
  Distributions to partners                                            --       (3,327)
  Advances from affiliate                                           1,554          423
  Principal payments on advances from affiliates                      (57)        (147)
        Net cash provided by (used in) financing activities         1,172         (347)

Net increase (decrease) in cash and cash equivalents                  100         (673)

Cash and cash equivalents at beginning of period                      281          813
Cash and cash equivalents at end of period                         $ 381        $ 140
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 881        $ 868
Supplemental disclosures of non-cash activity:
  Property improvements and replacements in accounts payable        $ --        $ 29


                       See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $162,000 and $185,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $294,000 and $358,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in interest, operating and general and administrative expenses, and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $101,000 and $191,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are based on a percentage of current year additions to investment properties. As of September 30, 2002 the Partnership owed approximately $114,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2002. The Managing General Partner earned and received approximately $20,000 during the nine months ended September 30, 2001, which is included in general and administrative expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $108,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2002, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the nine months ended September 30, 2001, the Managing General Partner advanced the Partnership approximately $423,000 under this Partnership Revolver. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of the Partnership and two of its investment properties. During the nine months ended September 30, 2002, the Managing General Partner advanced an additional amount of approximately $1,554,000 to the Partnership. The Partnership repaid approximately $57,000 and $147,000 during the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Partnership has a balance of approximately $2,184,000 under this Partnership Revolver which includes accrued interest of approximately $69,000. During the nine months ended September 30, 2002 and 2001, interest of approximately $57,000 and $9,000 was included in interest expense.

Note C - Refinancing of Mortgage Note Payable

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021 at which time it is scheduled to be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter of 2000 and approximately $200,000 were incurred during the nine months ended September 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Note D - Casualty Gain

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was a result of the receipt of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated fixed assets being written off.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Willow Park on Lake Adelaide                  93%        94%
         Altamonte Springs, Florida
      Oakwood Village on Lake Nan Apartments        92%        94%
         Winter Park, Florida
      Palisades Apartments                          62%        80%
         Montgomery, Alabama

The Partnership attributes the decrease in occupancy at Palisades Apartments primarily to general economic conditions, local market condition and the location of the property. In addition, the presence of mold in certain of the units and general deferred maintenance issues have resulted in a significant number of apartment units not being available for rent. The Managing General Partner considered whether to pursue an extensive rehabilitation of the property to correct the mold and deferred maintenance issues or to sell the property in its current condition. The Managing General Partner has decided to sell the property in its current condition and is currently marketing the property for sale. Although there is no assurance that the Partnership will be able to obtain its expected sale price, the Managing General Partner does not believe that the Partnership will incur a loss upon the completion of the sale of this property.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2002, was approximately $291,000 and $1,158,000 as compared to a net loss of approximately $314,000 and $652,000 for the three and nine months ended September 30, 2001. The increase in net loss for the nine months ended September 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in net loss for the three months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the three and nine months ended September 30, 2002, is due to a decrease in rental income, partially offset by an increase in other income and casualty gain. Rental income decreased due to a decrease in occupancy and an increase in bad debt at Palisades Apartments and a decrease in average rental rates at Palisades Apartments and Willow Park Apartments, partially offset by a decrease in concessions and special promotions at Palisades Apartments. Other income increased due to an increase in utilities reimbursements at Willow Park Apartments and Oakwood Village Apartments, lease cancellation fees at Oakwood Village Apartments and cleaning and damage fees at Palisades Apartments and Oakwood Village Apartments, partially offset by a decrease in interest income resulting from a decrease in average cash balances maintained in interest bearing accounts at the Partnership and its investment properties.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was a result of the receipt of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated fixed assets being written off.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated at the time of the accident.

The increase in total expenses for the nine months ended September 30, 2002, is due to an increase in operating and interest expenses, partially offset by a decrease in depreciation expense. Operating expenses increased due to an increase in maintenance expense, partially offset by a decrease in property expense. Maintenance expense increased due to maintenance materials, contract yard maintenance and repair work, contract painting and painting supplies and contract interior building improvements at Palisades Apartments, partially offset by a decrease in contract cleaning and maintenance supplies at Willow Park Apartments. Property expense decreased due to a decrease in employee salaries at Willow Park Apartments and Palisades Apartments and utility bills at Willow Park Apartments, partially offset by an increase in water bills and contract courtesy patrol at Palisades Apartments. Interest expense increased due to the refinancing of the mortgage encumbering Oakwood Village Apartments during the first quarter of 2001, which increased the debt balance, as well as interest on advances from the Managing General Partner. Depreciation expense decreased due to some assets becoming fully depreciated at the Palisades Apartments, partially offset by an increase in assets placed in service during 2002.

The decrease in total expenses for the three months ended September 30, 2002 is due to a decrease in operating expenses, partially offset by an increase in depreciation expense. Operating expenses decreased due to a decrease in property expense and insurance expense. Property expense decreased due to a decrease in employee salaries at all of the Partnership's investment properties. Insurance expense decreased due to additional hazard insurance premiums being paid at Oakwood Village Apartments and Willow Park Apartments during the three months ended September 30, 2001. Depreciation expense increased for the three months ended September 30, 2002, due to significant number of assets placed in service during 2002.

General and administrative expense remained relatively constant for the three and nine months ended September 30, 2002 and 2001, respectively. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $381,000 as compared to approximately $140,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased by approximately $100,000 from the Partnership's fiscal year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $99,000 of cash provided by operating activities and approximately $1,172,000 of cash provided by financing activities, partially offset by approximately $1,171,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds received from the casualties at Willow Park Apartments and Palisades Apartments. Cash provided by financing activities consisted of advances made by the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the nine months ended September 30, 2001, the Managing General Partner advanced the Partnership approximately $423,000 under this Partnership Revolver. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses of two of the investment properties. During the nine months ended September 30, 2002, the Managing General Partner advanced an additional amount of approximately $1,554,000 to the Partnership. The
Partnership repaid approximately $57,000 and $147,000 during the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Partnership has a balance of approximately $2,184,000 under this Partnership Revolver which includes accrued interest of approximately $69,000. During the nine months ended September 30, 2002 and 2001, interest of approximately $57,000 and $9,000 was included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Willow Park on Lake Adelaide

During the nine months ended September 30, 2002, the Partnership completed approximately $128,000 of budgeted and unbudgeted capital improvements at Willow Park, consisting primarily of building improvements, roof replacements, plumbing improvements, fencing, cabinets, electrical upgrades, office computers and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $88,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, major landscaping, electrical upgrades, structural improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village on Lake Nan Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $117,000 of budgeted and unbudgeted capital improvements at Oakwood Village consisting primarily of structural improvements, air conditioning replacements, water heater replacements, office computers, plumbing improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $98,000 for the year 2002 at this property which consist primarily of air conditioning unit replacements, plumbing improvements, structural improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palisades Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $990,000 of budgeted and unbudgeted capital improvements at Palisades Apartments, consisting of plumbing improvements, air conditioning replacements, interior decorating, plumbing improvements, electrical upgrades, office computers, interior painting of common areas, office computers, pool improvements, roof replacements, structural improvements and appliance and floor covering replacements. These improvements were funded through operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership has budgeted, but is not limited to, capital improvements of approximately $753,000 for the year 2002 at this property which consist primarily of gutter replacement, exterior painting, parking lot improvements, water heater replacements, air conditioning improvements, roof replacements, structural improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,639,000 is being amortized over varying periods from July 2003 to March 2021 with a balloon payment due at maturity of approximately $3,996,000 in July 2003 for the Palisades Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On February 14, 2001, the Partnership refinanced the mortgage encumbering Oakwood Village. The refinancing replaced indebtedness of $3,825,000 with a new mortgage in the amount of $7,000,000. The mortgage was refinanced at a rate of 7.18% compared to the prior rate of 8.56% and matures on March 1, 2021 at which time it is scheduled to be fully amortized. Payments of approximately $55,000 are due on the first day of each month until the loan matures. Capitalized loan costs of approximately $24,000 were incurred during the fourth quarter of 2000 and approximately $200,000 were incurred during the nine months ended September 30, 2001. These costs are included in other assets and are being amortized over the life of the loan.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  --            $   --           $  296            $ 3.48

Refinancing (1)           --                --            3,031             36.00
                       $  --            $   --           $3,327            $39.48

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder. However, with respect to 37,101 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

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

ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99 Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                             Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 5;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                 Patrick J. Foye
                                    Executive  Vice  President  of NPI  Equity
                                    Investments, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 5;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    __________________
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   __________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.