Form 10KSB
period 2002-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2003-03-31
CIK 355637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $4,187,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in " Item 6 - Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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


                      Gross
                    Carrying    Accumulated   Depreciable    Method of      Federal
Property              Value     Depreciation      Life     Depreciation    Tax Basis
                         (in thousands)                                  (in thousands)
Willow Park
 Apartments          $ 7,983      $ 6,460       5-30 yrs        S/L         $ 1,242
Oakwood Village
 Apartments           10,809        9,110       5-30 yrs        S/L           1,499
Palisades
 Apartments           14,871       11,146       5-30 yrs        S/L           3,375
      Totals         $33,663      $26,716                                   $ 6,116

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Property                 2002           Rate     Amortized     Date      Maturity (1)
                    (in thousands)                                      (in thousands)
Willow Park
 Apartments             $ 3,734        8.02%      20 yrs     01/01/20        $ --
Oakwood Village
 Apartments               6,707        7.18%      20 yrs     03/01/21           --
Palisades
 Apartments               4,085        9.00%      22 yrs     07/01/03        3,996
      Totals            $14,526                                            $ 3,996

(1) See "Note B - Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2002           2001          2002        2001
Willow Park Apartments            $7,526         $7,764          94%         93%
Oakwood Village Apartments         7,487          7,540          93%         94%
Palisades Apartments               3,992          4,116          55%         83%

The Partnership attributes the decrease in occupancy at Palisades Apartments primarily to general economic conditions, local market condition and the location of the property. In addition, the presence of mold in certain of the units and general deferred maintenance issues have resulted in a significant number of apartment units not being available for rent at December 31, 2002. The Managing General Partner is currently evaluating its options with the respect to Palisades Apartments, including rehabilitation or sale of the property.

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

Capital Improvements

Willow Park on Lake Adelaide

During the year ended December 31, 2002, the Partnership completed approximately $177,000 of capital improvements at Willow Park, consisting primarily of roof replacements, air conditioning unit replacements, floor covering and appliance replacements, structural and other building improvements. These improvements were funded through operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $56,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 2002, the Partnership completed approximately $170,000 of capital improvements at Oakwood Village consisting primarily of office computers, floor covering and appliance replacements, air conditioning unit replacements, plumbing enhancements and structural improvements. These improvements were funded through operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $83,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Palisades Apartments

During the year ended December 31, 2002, the Partnership completed approximately $1,224,000 of capital improvements at Palisades Apartments, consisting of air conditioning unit replacements, office computers, structural improvements, roof replacements, floor covering replacements, interior decoration, appliance replacements, and plumbing upgrades. In addition, approximately $24,000 of construction period interest, $35,000 of construction period expenses and $5,000 of real estate taxes, were capitalized during 2002 related to redevelopment of the property. These improvements were funded through operating cash flow and replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $130,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                 2002             2002
                                                Billing           Rate
                                            (in thousands)
       Willow Park on Lake Adelaide              $ 96            1.88%
       Oakwood Village at Lake Nan
          Apartments                              121            1.79%
       Palisades Apartments                        39            3.45%

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 2002, the Partnership had 82,513 units outstanding held by 1,959 limited partners of record. Affiliates of the Managing General Partner owned 52,671 units or 63.83% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01                $ 3,327 (1)        $ 39.48
       01/01/02 - 12/31/02                     --                 --

(1)   Approximately   $296,000  from  operating  cash  flow  and   approximately
      $3,031,000 from the remaining refinance proceeds of Willow Park Apartments and the refinance proceeds of Oakwood Village Apartments.

Future  cash  distributions  will  depend on the levels of cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units in the Partnership representing 63.83% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. As a result of its ownership of 63.83% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 units, AIMCO is required to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002, was approximately $1,494,000 as compared to a net loss of approximately $863,000 for the year ended December 31, 2001. The increase in net loss for the year ended December 31, 2002 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the year ended December 31, 2002, is due to a decrease in rental income, partially offset by an increase in other income and casualty gain. Rental income decreased due to a decrease in occupancy and an increase in bad debt at Palisades Apartments and a decrease in average rental rates at Palisades Apartments, Willow Park Apartments and Oakwood Village Apartments, partially offset by a decrease in concessions and special promotions and leases under schedule at Palisades Apartments. Other income increased due to an increase in utilities reimbursements at Willow Park Apartments and Oakwood Village Apartments, and an increase in lease cancellation fees at Oakwood Village Apartments, partially offset by a decrease in interest income resulting from a decrease in average cash balances maintained in interest bearing accounts at the Partnership and its investment properties.

During the year ended December 31, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was a result of the receipt of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated fixed assets being written off.

During the year ended December 31, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated at the time of the accident.

The increase in total expenses for the year ended December 31, 2002, is due to an increase in operating and interest expenses, partially offset by a decrease in depreciation and general and administrative expense. Operating expenses increased due to an increase in maintenance expense, partially offset by a decrease in property expense. Maintenance expense increased due to maintenance materials, contract yard maintenance and repair work, contract painting and painting supplies and contract interior building improvements at Palisades Apartments, partially offset by a decrease in contract cleaning and maintenance supplies at Willow Park Apartments. Property expense decreased due to a decrease in employee salaries at Willow Park Apartments and Palisades Apartments and utility bills at Willow Park Apartments, partially offset by an increase in water bills and contract courtesy patrol at Palisades Apartments. Interest expense increased due to the refinancing of the mortgage encumbering Oakwood Village Apartments during the first quarter of 2001, which increased the debt balance, as well as interest expense on advances from the Managing General Partner partially offset by the capitalization of interest during the construction period at Palisades Apartments. Depreciation expense decreased due to some assets becoming fully depreciated at the Palisades Apartments, partially offset by an increase in assets placed in service during 2002.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner allowed under the Partnership Agreement and a decrease in partnership management fees due to the properties not having cash distributions for the year ended December 31, 2002. In addition to the amounts noted above, general and administrative expenses at both December 31, 2002 and 2001, included costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the year ended December 31, 2002 the Managing General Partner began a major redevelopment project at Palisades Apartments. In addition to the mold problems mentioned above, the property needs to be updated. Many new properties have been built and significantly increased the competition in Palisades' market area, and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a major redevelopment project has been started and is expected to be completed in 2003. During the construction period certain expenses are being capitalized and amortized over the remaining life of the property. As of December 31, 2002 approximately $24,000 of interest, approximately $5,000 of real estate taxes and approximately $35,000 of operating costs have been capitalized.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $236,000 as compared to approximately $281,000 at December 31, 2001. For the year ended December 31, 2002, cash and cash equivalents decreased by approximately $45,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $1,593,000 of cash used in investing activities partially offset by approximately $1,499,000 of cash provided by financing activities and approximately $49,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, and net withdrawals from restricted escrows partially offset by insurance proceeds from casualties at Palisades Apartments and Willow Park Apartments. Cash provided by financing activities consisted of advances made by the Managing General Partner partially offset by principal payments on advances from the Managing General Partner and principal payments made on mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses and capital improvements at two of the investment properties. At December 31, 2002, the Partnership had a balance of approximately $2,556,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $31,000. During the years ended December 31, 2002 and 2001, interest of approximately $94,000 and $17,000, respectively, is included in interest expense.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed in "Item 2. Description of Properties". The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year and currently expects to budget approximately $269,000. Additional improvements may be considered during 2003 and will depend on the physical condition of each of the properties as well as replacement reserves and anticipated cash flow generated by each property. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,526,000 is being amortized over varying periods from July 2003 to March 2021 with a balloon payment due at maturity of approximately $3,996,000 in July 2003 for the Palisades Apartments. The Managing General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
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

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units in the Partnership representing 63.83% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. As a result of its ownership of 63.83% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 units, AIMCO is required to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

                          LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements  of Changes in  Partners'  Deficit - Years ended  December 31,
        2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 236
   Receivables and deposits                                                      158
   Due from affiliate                                                             28
   Restricted escrows                                                             59
   Other assets                                                                  340
   Investment properties (Notes B & E):
      Land                                                    $ 2,145
      Buildings and related personal property                   31,518
                                                                33,663
      Less accumulated depreciation                            (26,716)        6,947
                                                                            $ 7,768
Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                       $ 646
      Tenant security deposits payable                                            77
      Accrued property taxes                                                      10
      Due to Managing General Partner (Note D)                                 3,043
      Other liabilities                                                          185
      Mortgage notes payable (Note B)                                         14,526

Partners' Deficit
   General partner                                            $ (1,440)
   Limited partners (82,513 units issued and
      outstanding)                                              (9,279)      (10,719)
                                                                            $ 7,768


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2002         2001
Revenues:
   Rental income                                             $ 3,705      $ 4,191
   Other income                                                  435          405
   Casualty gain (Note F)                                         47           --
      Total revenues                                           4,187        4,596

Expenses:
   Operating                                                   2,675        2,398
   General and administrative                                    264          314
   Depreciation                                                1,199        1,258
   Interest                                                    1,286        1,231
   Property taxes                                                257          258
      Total expenses                                           5,681        5,459

Net loss (Note C)                                            $(1,494)      $ (863)

Net loss allocated to general partner (3%)                    $ (45)       $ (26)
Net loss allocated to limited partners (97%)                  (1,449)        (837)
                                                             $(1,494)      $ (863)

Net loss per limited partnership unit                        $(17.56)     $(10.14)

Distributions per limited partnership unit                     $ --       $ 39.48

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513         $ 1        $41,257    $41,258

Partners' deficit at
  December 31, 2000                     82,513       $(1,300)     $(3,735)   $(5,035)

Distributions to partners                   --           (69)      (3,258)    (3,327)

Net loss for the year ended
  December 31, 2001                         --           (26)        (837)      (863)

Partners' deficit at
  December 31, 2001                     82,513        (1,395)      (7,830)    (9,225)

Net loss for the year ended
  December 31, 2002                         --           (45)      (1,449)    (1,494)

Partners' deficit at
  December 31, 2002                     82,513       $(1,440)     $(9,279)  $(10,719)


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net loss                                                      $(1,494)     $ (863)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 1,199        1,258
     Amortization of loan costs                                      31           39
     Casualty gain                                                  (47)          --
     Change in accounts:
      Receivables and deposits                                       35          (21)
      Other assets                                                   32          (36)
      Accounts payable                                              410           (8)
      Due from affiliate                                            (28)          --
      Due to Managing General Partner                               182           15
      Tenant security deposit payable                               (18)         (27)
      Accrued property taxes                                        (37)          35
      Other liabilities                                            (216)         162

          Net cash provided by operating activities                  49          554

Cash flows from investing activities:
  Insurance proceeds received                                        57           --
  Net (deposits to) withdrawals from restricted escrows             (15)          29
  Property improvements and replacements                         (1,635)      (1,007)

          Net cash used in investing activities                  (1,593)        (978)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (438)        (375)
  Repayment of mortgage note payable                                 --       (3,825)
  Proceeds from mortgage note payable                                --        7,000
  Advances from affiliate                                         2,066          788
  Principal payments on advances from affiliates                   (129)        (169)
  Loan costs paid                                                    --         (200)
  Distributions to partners                                          --       (3,327)

          Net cash provided by (used in) financing
             activities                                           1,499         (108)

Net decrease in cash and cash equivalents                           (45)        (532)

Cash and cash equivalents at beginning of year                      281          813
Cash and cash equivalents at end of year                         $ 236        $ 281
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,246      $ 1,165

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distributions

Income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Statements

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $15,608,000 at December 31, 2002.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $183,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Replacement Reserve Escrow

Palisades Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. As of December 31, 2002, the balance in this account is approximately $59,000.

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

Loan Costs

Loan costs of approximately $491,000, less accumulated amortization of approximately $219,000, are included in other assets and are being amortized by the straight-line method over the life of the loans. Amortization expense is included in interest expense. Amortization expense is expected to be approximately $35,000 for each of the years 2003 through 2007.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

Advertising costs of approximately $108,000 in 2002 and approximately $94,000 in 2001 were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         2002        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Property
Willow Park
 Apartments             $ 3,734        $ 34       8.02%    01/01/20        $ --
Oakwood Village
 Apartments               6,707           55      7.18%    03/01/21            --
Palisades
 Apartments               4,085           45      9.00%    07/01/03         3,996
       Totals           $14,526       $ 134                               $ 3,996

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):


                               2003             $ 4,377
                               2004                 314
                               2005                 338
                               2006                 364
                               2007                 393
                            Thereafter            8,740
                                                $14,526

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The  following  is a  reconciliation  of reported  net loss and Federal  taxable
(loss) income (in thousands, except per unit data):

                                                 2002        2001

Net loss per financial statements              $(1,494)     $ (863)
   Depreciation differences                        290         682
   Other                                          (255)        193
Net taxable (loss) income to partners          $(1,459)      $ 12
Federal taxable (loss) income per limited
   partnership unit                             $  .27       $ .14

Income allocated to limited partners for 2002 is positive due to Section 704(b) Minimum Gain Reallocation.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2002 (in thousands):

Net liabilities as reported               $(10,719)
  Land and buildings                          (344)
  Accumulated depreciation                    (487)
  Syndication and distribution costs         4,485
  Other                                        504

Net liabilities - Federal tax basis       $ (6,561)

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $248,000 for the years ended December 31, 2002 and 2001, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $361,000 and $450,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $135,000 and $229,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In connection with the February 2001 refinancing of Oakwood Village at Lake Nan Apartments, the Partnership paid approximately $70,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $21,000 during the year ended December 31, 2001. The Managing General Partner did not earn or receive payment during the year ended December 31, 2002.

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

Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2002, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses at two of the investment properties. At December 31, 2002, the Partnership has a balance of approximately $2,556,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $31,000. During the years ended December 31, 2002 and 2001, interest of approximately $94,000 and $17,000, respectively, is included in interest expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units in the Partnership representing 63.83% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. As a result of its ownership of 63.83% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 units, AIMCO is required to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Note E - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Willow Park
 Apartments                 $ 3,734         $ 567         $ 5,218         $ 2,198
Oakwood Village
 Apartments                   6,707            589          7,181           3,039
Palisades
 Apartments                   4,085            970          8,448           5,453
        Totals              $14,526        $ 2,126        $20,847         $10,690


                    Gross Amount At Which
                           Carried
                    At December 31, 2002
                       (in thousands)
                          Buildings
                         And Related
                          Personal             Accumulated     Date of      Date    Depreciable
Description       Land    Property    Total    Depreciation  Construction Acquired     Life
                                              (in thousands)
Willow Park
 Apartments       $ 574    $ 7,409   $ 7,983     $ 6,460        1973       12/82    5-30 yrs
Oakwood Village
 Apartments          595    10,214    10,809       9,110        1973       08/82    5-30 yrs
Palisades
 Apartments          976    13,895    14,871      11,146      1968-1972    06/83    5-30 yrs
     Totals      $ 2,145   $31,518   $33,663     $26,716

Reconciliation of "investment properties and accumulated depreciation":

                                                      December 31,
                                                   2002          2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                      $32,087      $31,080
    Property improvements and replacements          1,635        1,007
    Write offs                                        (59)          --
Balance at end of year                            $33,663      $32,087

Accumulated Depreciation
Balance at beginning of year                      $25,566      $24,308
    Additions charged to expense                    1,199        1,258
    Write offs                                        (49)          --
Balance at end of year                            $26,716      $25,566

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $33,319,000 and $31,804,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $27,203,000 and $26,294,000, respectively.

Note F - Casualty Gain

During the year ended December 31, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was a result of the receipt of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated fixed assets being written off.

During the year ended December 31, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated.

Note G- Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $41,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

Insignia Properties, LP                       37,149           45.02%
  (an affiliate of AIMCO)
AIMCO Properties, LP                          15,522           18.81%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $248,000 for the years ended December 31, 2002 and 2001, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $361,000 and $450,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $135,000 and $229,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In connection with the February 2001 refinancing of Oakwood Village at Lake Nan Apartments, the Partnership paid approximately $70,000 to an affiliate of the Managing General Partner as allowed pursuant to the Partnership Agreement. This amount is recorded as loan costs and included in other assets on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner earned and received approximately $21,000 during the year ended December 31, 2001. The Managing General Partner did not earn or receive payment during the year ended December 31, 2002.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2002, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the year ended December 31, 2001, the Managing General Partner agreed to advance funds in excess of the revolving credit facility. These additional funds were needed to fund operating expenses at two of the investment properties. At December 31, 2002, the Partnership has a balance of approximately $2,556,000 under this Partnership Revolver and additional advances, which includes accrued interest of approximately $31,000. During the years ended December 31, 2002 and 2001, interest of approximately $94,000 and $17,000, respectively, is included in interest expense.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $125,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units in the Partnership representing 63.83% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. As a result of its ownership of 63.83% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 units, AIMCO is required to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

Item 14.  Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 5;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice   President   of   NPI   Equity
                                Investments,   Inc.,  equivalent  of  the  chief
                                executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Property Investors 5;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 5 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.