Form 10QSB
period 2003-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2003-05-15
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-11095


                          NATIONAL PROPERTY INVESTORS 5
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 398
   Receivables and deposits                                                     191
   Restricted escrows                                                            80
   Other assets                                                                 300
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 17,690
                                                               18,859
       Less accumulated depreciation                          (15,778)        3,081
   Assets held for sale                                                       3,753
                                                                            $ 7,803
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 667
   Tenant security deposit liabilities                                           76
   Accrued property taxes                                                        61
   Due to Managing General Partner                                            3,420
   Other liabilities                                                            244
   Mortgage notes payable                                                    10,370
   Liabilities related to assets held for sale                                4,063

Partners' Deficit
   General partner                                           $ (1,451)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,647)       (11,098)
                                                                            $ 7,803

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                           2003             2002
                                                                         (Restated)
Revenues:
  Rental income                                         $   752             $ 783
  Other income                                               84                 81
       Total revenues                                       836                864

Expenses:
  Operating                                                 364                349
  General and administrative                                 60                 87
  Depreciation                                              209                207
  Interest                                                  237                203
  Property taxes                                             61                 56
       Total expenses                                       931                902

Loss from continuing operations                             (95)              (38)
Loss from discontinued operations                          (284)             (282)
Net loss                                                $  (379)           $ (320)

Net loss allocated to general partner (3%)              $   (11)           $ (10)
Net loss allocated to limited partners (97%)               (368)             (310)
                                                        $  (379)           $ (320)
Per limited partnership unit:
  Loss from continuing operations                       $ (1.12)           $ (.45)
  Loss from discontinued operations                       (3.34)            (3.31)
Net loss                                                $ (4.46)          $ (3.76)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2002                  82,513     $(1,440)     $(9,279)    $(10,719)

Net loss for the three months
   ended March 31, 2003                   --         (11)        (368)        (379)

Partners' deficit at
   March 31, 2003                     82,513     $(1,451)     $(9,647)    $(11,098)


                   See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2003      2002
Cash flows from operating activities:
  Net loss                                                       $ (379)     $ (320)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation                                                   318          284
     Amortization of loan costs                                       9            9
     Change in accounts:
      Receivables and deposits                                      (33)         (23)
      Other assets                                                   31          (49)
      Accounts payable                                               21           68
      Due from affiliates                                            28           --
      Due to Managing General Partner                                95           12

      Tenant security deposit liabilities                             2           (7)
      Accrued property taxes                                         70           29
      Other liabilities                                              59          (85)

       Net cash provided by (used in) operating activities          221          (82)

Cash flows from investing activities:
  Property improvements and replacements                           (205)        (251)
  Net (deposits to) withdrawals from restricted escrows             (21)           7

       Net cash used in investing activities                       (226)        (244)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (115)        (107)
  Advances from affiliates                                          286          432
  Principal payments on advances from affiliates                      (4)        (38)

       Net cash provided by financing activities                    167          287

Net increase (decrease) in cash and cash equivalents                162         (39)

Cash and cash equivalents at beginning of period                    236          281
Cash and cash equivalents at end of period                       $ 398        $ 242

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 286        $ 296

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Palisades Apartments as loss from discontinued operations. Palisades Apartments was sold on April 21, 2003.

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

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $51,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 for each of the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 for the three months ended March 31, 2003. No such fees were charged during the three months ended March 31, 2002. The construction management fees are calculated based on a percentage of current year additions to investment properties. As of March 31, 2003 the Partnership owed approximately $226,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, of which approximately $209,000 is included in due to Managing General Partner and approximately $17,000 is included in liabilities related to assets held for sale.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2003 and 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration will be approximately $43,000 and $102,000, respectively.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2003, an incentive management fee of approximately $290,000 is accrued related to the sale of The Village in 1998.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties. During the three months ended March 31, 2003 and 2002, the Managing General Partner advanced an additional amount of approximately $286,000 and $432,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $38,000 during the same periods. At March 31, 2003, the Partnership has a balance of approximately $2,904,000 under this Partnership Revolver, which includes accrued interest of approximately $67,000. During the three months ended March 31, 2003 and 2002, interest on the advances, at a the rate of prime plus 2%, or 6.25% at March 31, 2003, of approximately $36,000 and $12,000, respectively, is included in interest expense.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

Note D - Subsequent Event

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for approximately $4,688,000. A portion of the net proceeds from the sale were used to repay the mortgage encumbering the investment property and the Partnership expects that the remaining net proceeds will be utilized to repay certain debt obligations of the Partnership and that no amounts will be distributed to the partners. Palisades Apartments had revenues of approximately $131,000 and $257,000 and net loss of approximately $284,000 and $282,000, respectively, for the three months ended March 31, 2003 and 2002. The Partnership anticipates that a gain of approximately $616,000 will be recognized from the sale of Palisades Apartments and as a result of the sale of Palisades Apartments to an unrelated third party, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Palisades Apartments as loss from discontinued operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Willow Park on Lake Adelaide                  94%        92%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        89%        91%
         Winter Park, Florida
      Palisades Apartments (1)                      31%        76%
         Montgomery, Alabama

      (1) Property was sold on April 21, 2003 (see Note D).

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $379,000 as compared to a net loss of approximately $320,000 for the three months ended March 31, 2002. On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party, for approximately $4,688,000. A portion of the net proceeds from the sale were used to repay the mortgage encumbering the investment property and the Partnership expects that the remaining net proceeds will be utilized to repay certain debt obligations of the Partnership and that no amount will be distributed to partners. As a result of this transaction, the operations of Palisades Apartments have been included as discontinued operations in the accompanying consolidated statements of operations. The property's operations, net loss of approximately $284,000 and $282,000 for the three months ended March 31, 2003 and 2002, respectively, including revenues of approximately $131,000 and $257,000, respectively, are included in loss from discontinued operations.

Excluding the impact of loss from discontinued operations, the Partnership's loss from continuing operations for the three months ended March 31, 2003 was approximately $95,000 as compared to a loss from continuing operations of approximately $38,000 for the three months ended March 31, 2002. The increase in loss from continuing operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at Oakwood Village Apartments and a decrease in average rental rates at both
Oakwood Village Apartments and Willow Park Apartments partially offset by a decrease in concessions and special promotions at Willow Park Apartments.

Total expenses increased due to an increase in operating and interest expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased due to an increase in advertising and property expenses partially offset by a decrease in insurance expense. Advertising expense increased due to an increase in referral fees and periodical advertising at Oakwood Village Apartments. Property expense increased due to an increase in leasing payroll, employee salaries and turnover reduction incentives at Oakwood Village Apartments partially offset by a decrease in employee salaries at Willowick Park Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at Oakwood Village Apartments. Interest expense increased due to an increase in interest charged on advances from the Managing General Partner during the three months ended March 31, 2003. General and administrative expenses decreased for the three months ended March 31, 2003 due to a decrease in management reimbursements allowed to the Managing General Partner under the Partnership Agreement. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $398,000 as compared to approximately $242,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents increased by approximately $162,000 from December 31, 2002. The increase in cash and cash equivalents is due to approximately $221,000 of cash provided by operating activities and approximately $167,000 of cash provided by financing activities, partially offset by approximately $226,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash provided by financing activities consisted of advances made by the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by Chase Manhattan Bank, N.A. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or; (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties. During the three months ended March 31, 2003 and 2002, the Managing General Partner advanced an additional amount of approximately $286,000 and $432,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $38,000 during the same periods. At March 31, 2003, the Partnership has a balance of approximately $2,904,000 under this Partnership Revolver which includes accrued interest of approximately $67,000. During the three months ended March 31, 2003 and 2002, interest, at the rate of prime plus 2%, or 6.25% at March 31, 2003, of approximately $36,000 and $12,000, respectively, is included in interest expense.

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

Willow Park on Lake Adelaide

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting primarily of floor covering replacements and roof replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $45,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of floor covering replacements, office computers, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $125,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Palisades Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $51,000 of capital improvements at Palisades Apartments, consisting of structural improvements and floor covering replacements. In addition, approximately $31,000 of construction period interest, $48,000 of construction period operating expenses and $8,000 of construction period real estate taxes related to redevelopment of the property were capitalized during the three months ended March 31, 2003. These improvements were funded through operating cash flow and replacement reserves. On April 21, 2003, Palisades Apartments was sold to an unrelated third party (see Note D).

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. Excluding Palisades Apartments, the mortgage indebtedness of approximately $10,370,000 has maturity dates ranging from January 2020 to March 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the three months ended March 31, 2003 and 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units in the Partnership representing 63.83% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. As a result of its ownership of 63.83% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 units, AIMCO is required to vote such units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

            3.4(c) Amendments to the Partnership Agreement, incorporated by reference to the Statement Furnished in Connection with the Solicitation of the Registrant, dated August 28, 1992.

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.