Form 10QSB
period 2003-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2003-08-13
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                                 $ 330
   Receivables and deposits                                                      66
   Restricted escrows                                                            27
   Other assets                                                                 381
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 17,819
                                                               18,988
       Less accumulated depreciation                          (15,991)        2,997
                                                                            $ 3,801
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  118
   Tenant security deposit liabilities                                           86
   Accrued property taxes                                                       123
   Due to Managing General Partner                                            3,658
   Other liabilities                                                            261
   Mortgage notes payable                                                    10,298

Partners' Deficit
   General partner                                           $ (1,441)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,302)       (10,743)
                                                                            $ 3,801


                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                2003       2002        2003        2002
                                                        (Restated)              (Restated)
Revenues:
  Rental income                                $ 780       $ 785     $ 1,532     $ 1,568
  Other income                                     70          76        154         157
     Total revenues                               850         861      1,686       1,725

Expenses:
  Operating                                       377         398        741         747
  General and administrative                       63          66        123         153
  Depreciation                                    212         211        421         418
  Interest                                        246         206        483         409
  Property taxes                                   62          56        123         112
     Total expenses                               960         937      1,891       1,839

Loss from continuing operations                  (110)        (76)      (205)       (114)
Loss from discontinued operations                (118)       (471)      (402)       (753)
Gain from sale of discontinued operations         583          --        583          --
Net income (loss)                              $ 355      $ (547)     $ (24)      $ (867)
Net income (loss) allocated to general
  partner (3%)                                  $ 11       $ (16)      $ (1)      $ (26)

Net income (loss) allocated to limited
  partners (97%)                                  344        (531)       (23)       (841)

                                               $ 355      $ (547)     $ (24)      $ (867)
Per limited partnership unit:
Loss from continuing operations               $ (1.29)    $ (0.89)   $ (2.41)    $ (1.34)
Loss from discontinued operation                (1.39)      (5.54)     (4.72)      (8.85)
Gain from sale of discontinued operations        6.85          --       6.85          --
      Net income (loss)                        $ 4.17     $ (6.43)   $ (0.28)    $(10.19)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513     $     1      $41,257     $41,258

Partners' deficit at
   December 31, 2002                  82,513     $(1,440)     $(9,279)    $(10,719)

Net loss for the six months
   ended June 30, 2003                    --          (1)         (23)         (24)

Partners' deficit at
   June 30, 2003                      82,513     $(1,441)     $(9,302)    $(10,743)


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                       2003     2002
Cash flows from operating activities:
  Net loss                                                         $ (24)      $ (867)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain from sale of discontinued operations                       (583)          --
     Depreciation                                                     568          584
     Amortization of loan costs                                        14           17
     Loss on early extinguishment of debt                               7           --
     Change in accounts:
      Receivables and deposits                                         92          (42)
      Other assets                                                    (62)           6
      Accounts payable                                               (628)          84
      Tenant security deposit liabilities                               9          (14)
      Accrued property taxes                                          113           95
      Other liabilities                                                76           20
      Due from affiliates                                              28           --
      Due to Managing General Partner                                 333           97
        Net cash used in operating activities                         (57)         (20)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                 4,517           --
  Property improvements and replacements                             (452)        (525)
  Net withdrawals from restricted escrows                              32           29
        Net cash provided by (used in) investing activities         4,097         (496)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (202)        (215)
  Repayment of mortgage note payable                               (4,026)          --
  Advances from affiliate                                             286          714
  Principal payments on advances from affiliates                       (4)         (57)
        Net cash (used in) provided by financing activities        (3,946)         442

Net increase (decrease) in cash and cash equivalents                   94          (74)

Cash and cash equivalents at beginning of period                      236          281
Cash and cash equivalents at end of period                         $ 330        $ 207

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 531        $ 590


                   See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Palisades Apartments as loss from discontinued operations. Palisades Apartments was sold on April 21, 2003.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $105,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $110,000 and $184,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $14,000 and $57,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. As of June 30, 2003, the Partnership owed approximately $267,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2003 and 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2003, an Incentive Compensation Fee of approximately $290,000 is accrued related to the sale of The Village in 1998. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments.

As of June 30, 2003, the Partnership owed approximately $151,000 to an affiliate of the Managing General Partner as reimbursement for the payment of certain operating expenses on behalf of Palisades Apartments. Palisades sold in April 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of "(i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the six months ended June 30, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $286,000 and $714,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $57,000 during the same periods. At June 30, 2003, the Partnership has a balance of approximately $2,950,000 under this Partnership Revolver, which includes accrued interest of approximately $113,000. During the six months ended June 30, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at June 30, 2003, was approximately $82,000 and $32,000, respectively, and is included in interest expense.

Note C - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $583,000 for the three and six months ended June 30, 2003, and this amount is shown as gain from sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $118,000 and $402,000 for the three and six months ended June 30, 2003 and a loss of approximately $471,000 and $753,000 for the three and six months ended June 30, 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $427,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the three and six months ended June 30, 2003 due to a write off of unamortized loan costs which is also included in the loss from discontinued operations in the accompanying statements of operations.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Willow Park on Lake Adelaide                  95%        91%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        91%        91%
         Winter Park, Florida

The Managing General Partner attributes the increase in occupancy at Willow Park Apartments to an aggressive marketing campaign.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003 was approximately $24,000 as compared to a net loss of approximately $867,000 for the six months ended June 30, 2002. The Partnership's net income for the three months ended June 30, 2003 was approximately $355,000 as compared to a net loss of approximately $547,000 for the three months ended June 30, 2002. The decrease in net loss for the six months ended June 30, 2003 and the increase in net income for the three months ended June 30, 2003 is due to the recognition of a gain from sale of discontinued operations.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statements of operations have been restated as of January 1, 2002 to reflect the operations of Palisades Apartments as loss from discontinued operations. Palisades Apartments was sold on April 21, 2003.

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for a gross sale price of approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $583,000 for the three and six months ended June 30, 2003, and this amount is shown as gain from sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $118,000 and $402,000 for the three and six months ended June 30, 2003 and a loss of approximately $471,000 and $753,000 for the three and six months ended June 30, 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $427,000 for the six months ended June 30, 2003 and 2002, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS No. 145 effective January 1, 2002. As a result, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the three and six months ended June 30, 2003 due to the write-off of unamortized loan costs which is included in loss from discontinued operations in the accompanying statements of operations.

Excluding the impact of loss from discontinued operations and the gain from sale of discontinued operations, the Partnership's loss from continuing operations for the three and six months ended June 30, 2003 was approximately $110,000 and $205,000, respectively, as compared to loss from continuing operations of approximately $76,000 and $114,000, respectively, for the three and six months ended June 30, 2002. The increase in loss from continuing operations for the three and six months ended June 30, 2003 is due to an increase in total expenses and a decrease in total revenues. Total expenses for the six months ended June 30, 2003 increased due to an increase in interest expense partially offset by a decrease in general and administrative expense. Total expenses for the three months ended June 30, 2003 increased due to an increase in interest expense and a decrease in operating expense. Interest expense for both periods increased due to higher balances payable to the Managing General Partner. Operating expenses for the three month period decreased due to a decrease in maintenance expense partially offset by an increase in advertising expense. Maintenance expense decreased as a result of an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs. Advertising expense increased due to an increase in advertising and referral fees at Oakwood Village Apartments.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the six months ended June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in average rental rates at both of the Partnership's investment properties and an increase in concessions and special promotions at Oakwood Village Apartments, partially offset by an increase in occupancy at Willow Park Apartments.

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

Capital Resources and Liquidity

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $330,000 as compared to approximately $207,000 at June 30, 2002. For the six months ended June 30, 2003, cash and cash equivalents increased by approximately $94,000. The increase in cash and cash equivalents is due to approximately $4,097,000 of cash provided by investing activities, partially offset by approximately $57,000 of cash used in operating activities and approximately $3,946,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Palisades Apartments and the refund of escrow accounts maintained by the lender on behalf of Palisades Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Palisades Apartments, principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner partially offset by advances made by the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The Managing General Partner has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the rate of 2% per annum in excess of the prime rate announced from time to time by JP Morgan Chase. The maturity date of such borrowing will be accelerated in the event of: (i) the removal of the Managing General Partner (whether or not For Cause, as defined in the Partnership Agreement); (ii) the sale or refinancing of a property by the Partnership, or;
(iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and Partnership. During the six months ended June 30, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $286,000 and $714,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $57,000 during the same periods. At June 30, 2003, the Partnership has a balance of approximately $2,950,000 under this Partnership Revolver which includes accrued interest of approximately $113,000. During the six months ended June 30, 2003 and 2002, interest on the advances, at a rate of prime plus 2%, or 6.00% at June 30, 2003, was approximately $82,000 and $32,000, respectively, and is included in interest expense.

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

Willow Park on Lake Adelaide

During the six months ended June 30, 2003, the Partnership completed approximately $90,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting primarily of roof replacements, plumbing fixtures, air conditioning upgrades, floor covering replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $105,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of air conditioning upgrades, major landscaping, exterior painting, fire safety upgrades, appliance and floor covering replacements, office computers, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $2,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Palisades Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately   $170,000  of  capital  improvements  at  Palisades   Apartments,
consisting of structural improvements and floor covering replacements. In addition, approximately $31,000 of construction period interest, $48,000 of construction period operating expenses and $8,000 of construction period real estate taxes related to redevelopment of the property were capitalized during the six months ended June 30, 2003. These improvements were funded through operating cash flow and replacement reserves. On April 21, 2003, Palisades Apartments was sold to an unrelated third party.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,298,000 has maturity dates ranging from January 2020 to March 2021 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the six months ended June 30, 2003 and 2002, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current report on Form 8-K dated April 21, 2003 and filed on April 25, 2003 disclosing the sale of Palisades Apartments to an unrelated third party.

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


                                    Date: August 13, 2003

Exhibit 31.1

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 5;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of NPI Equity
                                    Investments, Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 5;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.