Form 10QSB
period 2003-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2003-11-13
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                 $ 114
   Receivables and deposits                                                      38
   Restricted escrows                                                            27
   Other assets                                                                 381
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 17,958
                                                               19,127
       Less accumulated depreciation                          (16,151)        2,976
                                                                            $ 3,536
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 52
   Tenant security deposit liabilities                                           87
   Accrued property taxes                                                       166
   Due to Managing General Partner                                            3,494
   Other liabilities                                                            224
   Mortgage notes payable                                                    10,224

Partners' Deficit
   General partner                                           $ (1,440)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,271)      (10,711)
                                                                            $ 3,536

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                2003       2002        2003        2002
                                                        (Restated)              (Restated)
Revenues:
  Rental income                                $ 799       $ 783     $ 2,331     $ 2,351
  Other income                                     88          75        242         232
  Casualty gain                                    --          33         --          33
     Total revenues                               887         891      2,573       2,616

Expenses:
  Operating                                       383         332      1,124       1,079
  General and administrative                       63          69        186         222
  Depreciation                                    160         201        581         619
  Interest                                        243         200        726         609
  Property taxes                                   43          57        166         169
     Total expenses                               892         859      2,783       2,698

Net (loss) income from continuing
  operations                                       (5)         32       (210)        (82)
Loss from discontinued operations                  --        (323)      (402)     (1,076)
Gain from sale of discontinued operations          37          --        620          --
Net income (loss)                               $ 32      $ (291)      $ 8       $(1,158)

Net income (loss) allocated to general
  partner (3%)                                  $ 1        $ (9)       $ --       $ (35)
Net income (loss) allocated to limited
  partners (97%)                                   31        (282)         8      (1,123)

                                                $ 32      $ (291)      $ 8       $(1,158)
Per limited partnership unit:
Net (loss) income from continuing
  operations                                  $ (0.06)    $ 0.38     $ (2.47)    $ (0.96)
Loss from discontinued operation                   --       (3.80)     (4.72)     (12.65)
Gain from sale of discontinued operations        0.44          --       7.29          --
      Net income (loss)                        $ 0.38     $ (3.42)    $ 0.10     $(13.61)

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2002                  82,513     $(1,440)     $(9,279)    $(10,719)

Net income for the nine months
   ended September 30, 2003               --           --           8            8

Partners' deficit at
   September 30, 2003                 82,513     $(1,440)     $(9,271)    $(10,711)


                   See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                       2003     2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 8        $(1,158)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain from sale of discontinued operations                       (620)          --
     Depreciation                                                     728          887
     Amortization of loan costs                                        17           22
     Casualty gain                                                     --          (47)
     Loss on early extinguishment of debt                               7           --
     Change in accounts:
      Receivables and deposits                                         97          (48)
      Other assets                                                    (65)          (8)
      Accounts payable                                               (652)         248
      Tenant security deposit liabilities                              10          (16)
      Accrued property taxes                                          156          161
      Other liabilities                                                39          (72)
      Due from affiliates                                              28           --
      Due to Managing General Partner                                 187          130
        Net cash (used in) provided by operating activities           (60)          99

Cash flows from investing activities:
  Insurance proceeds received                                          --           57
  Net proceeds from sale of discontinued operations                 4,517           --
  Property improvements and replacements                             (591)      (1,235)
  Net withdrawals from restricted escrows                              32            7
        Net cash provided by (used in) investing activities         3,958       (1,171)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (276)        (325)
  Repayment of mortgage note payable                               (4,026)          --
  Advances from affiliate                                             286        1,554
  Principal payments on advances from affiliates                       (4)         (57)
        Net cash (used in) provided by financing activities        (4,020)       1,172

Net (decrease) increase in cash and cash equivalents                 (122)         100

Cash and cash equivalents at beginning of period                      236          281
Cash and cash equivalents at end of period                         $ 114        $ 381

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 782        $ 881

                   See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $134,000 and $162,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $183,000 and $294,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $23,000 and $101,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. As of September 30, 2003, the Partnership owed approximately $209,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner. Such amount is included in Due to Managing General Partner or the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2003 and 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2003, an Incentive Compensation Fee of approximately $290,000 is accrued related to the sale of The Village in 1998 and is included in Due to Managing General Partner on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the nine months ended September 30, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $286,000 and $1,554,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $57,000 during the same periods. At September 30, 2003, the Partnership has a balance of approximately $2,995,000 under this Partnership Revolver, which includes accrued interest of approximately $158,000. During the nine months ended September 30, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at September 30, 2003, was approximately $127,000 and $57,000, respectively, and is included in interest expense.

Note C - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $37,000 and $620,000 for the three and nine months ended September 30, 2003, and this amount is shown as gain from sale of discontinued operations in the accompanying statements of operations. The additional gain on sale of approximately $37,000 recorded during the three months ended September 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. The property's operations, a loss of approximately $402,000 and $1,076,000 for the nine months ended September 30, 2003 and 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $592,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the nine months ended September 30, 2003 due to a write off of unamortized loan costs which is also included in the loss from discontinued operations in the accompanying statements of operations.

Note D - Casualty Gains

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was a result of the receipt of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated assets being written off.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated. This amount is included in loss from discontinued operations in the accompanying statements of operations.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Willow Park on Lake Adelaide                  95%        93%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        92%        92%
         Winter Park, Florida

Results of Operations

The Partnership's net income for the nine months ended September 30, 2003 was approximately $8,000 compared to a net loss of approximately $1,158,000 for the nine months ended September 30, 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $32,000 compared to a net loss of approximately $291,000 for the three months ended September 30, 2002. The decrease in net loss for the three and nine months ended September 30, 2003 is due to the recognition in 2003 of a gain from sale of discontinued operations and a decrease in loss from discontinued operations.

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

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for a gross sale price of approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $37,000 and $620,000 for the three and nine months ended September 30, 2003, and this amount is shown as gain from sale of discontinued operations in the accompanying statements of operations. The additional gain on sale of approximately $37,000 recorded during the three months ended September 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. The property's operations, a loss of approximately $402,000 and $1,076,000 for the nine months ended September 30, 2003 and 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $592,000 for the nine months ended September 30, 2003 and 2002, respectively.

Excluding the impact of loss from discontinued operations and the gain from sale of discontinued operations, the Partnership's loss from continuing operations for the nine months ended September 30, 2003 was approximately $210,000 compared to a loss from continuing operations of approximately $82,000 for the nine months ended September 30, 2002. The Partnership's loss from continuing operations for the three months ended September 30, 2003 was approximately $5,000 compared to income from continuing operations of approximately $32,000 for the nine months ended September 30, 2002. The decrease in income from continuing operations for the three months ended September 30, 2003 is due to an increase in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2003 is due to an increase in total expenses and a decrease in total revenues. Total revenues for the nine months ended
September 30, 2003 decreased due to a decrease in rental income and the recognition of a casualty gain in 2002. Rental income decreased due to a decrease in the average rental rates at Willow Park Apartments and an increase in concessions and special promotions at Oakwood Village Apartments partially offset by an increase in occupancy at Willow Park Apartments.

Total expenses for the three and nine months ended September 30, 2003 increased due to increases in operating and interest expenses, partially offset by decreases in general and administrative and depreciation expenses. Operating expenses increased due to increases in advertising and property expenses partially offset by decreases in insurance and maintenance expenses. Advertising expense increased due to increases in periodical advertising at both of the Partnership's investment properties and referral fees at Oakwood Village Apartments. Property expense increased due to increases in leasing renewal incentives and employee salaries and employee related benefits at both of the Partnership's investment properties. Insurance expense decreased due to a decrease in hazard insurance premiums at Oakwood Village Apartments. Maintenance expense decreased as a result of increases in the capitalization of certain direct and indirect project costs, primarily payroll related costs. Interest expense increased due to higher balances payable to the Managing General Partner. Depreciation expense decreased due to some assets becoming fully depreciated at Oakwood Village Apartments during the third quarter of 2003.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $33,000 was recorded at Willow Park Apartments. The casualty gain related to fire damage to the apartment complex on September 9, 2001. The gain was the result of insurance proceeds of approximately $43,000 offset by approximately $10,000 of undepreciated assets being written off.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Palisades Apartments. The casualty related to fire damage to one apartment unit that occurred on March 1, 2002. The gain was the result of insurance proceeds of approximately $14,000. The asset damaged by the fire was fully depreciated. This amount is included in loss from discontinued operations in the accompanying statements of operations.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $114,000 compared to approximately $381,000 at September 30, 2002. For the nine months ended September 30, 2003, cash and cash equivalents decreased by approximately $122,000. The decrease in cash and cash equivalents is due to approximately $60,000 of cash used in operating activities and approximately $4,020,000 of cash used in financing activities, partially offset by approximately $3,958,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Palisades Apartments, principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from the Managing General Partner partially offset by advances received from the Managing General Partner. Cash provided by investing activities consisted of net proceeds received from the sale of Palisades Apartments and the refund of escrow accounts maintained by the lender on behalf of Palisades Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the nine months ended September 30, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $286,000 and $1,554,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 and $57,000 during the same periods. At September 30, 2003, the Partnership has a balance of approximately $2,995,000 under this Partnership Revolver, which includes accrued interest of approximately $158,000. During the nine months ended September 30, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at September 30, 2003, was approximately $127,000 and $57,000, respectively, and is included in interest expense.

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

Willow Park on Lake Adelaide

During the nine months ended September 30, 2003, the Partnership completed approximately $188,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting primarily of structural upgrades, parking lot resurfacing, roof replacements, plumbing fixtures, air conditioning upgrades, appliance and floor covering replacements and interior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $63,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of contract plumbing and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $146,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of air conditioning upgrades, major landscaping, exterior painting, fire safety upgrades, appliance and floor covering replacements, office computers, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Palisades Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed
approximately   $170,000  of  capital  improvements  at  Palisades   Apartments,
consisting of structural improvements and floor covering replacements. In addition, approximately $31,000 of construction period interest, $48,000 of construction period operating expenses and $8,000 of construction period real estate taxes related to redevelopment of the property were capitalized during the nine months ended September 30, 2003. These improvements were funded through operating cash flow and replacement reserves. On April 21, 2003, Palisades Apartments was sold to an unrelated third party.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,224,000 has maturity dates ranging from January 2020 to March 2021 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the nine months ended September 30, 2003 and 2002, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,671 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                    32.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.