Form 10KSB
period 2003-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2004-03-29
CIK 355637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $3,439,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership Units, sold 82,513 units aggregating $41,256,500. The general partner contributed capital in the amount of $1,000 for a 3% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership was formed for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes. See "Item 2. Description of Properties".

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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


                      Gross
                    Carrying    Accumulated   Depreciable    Method of      Federal
Property              Value     Depreciation      Life     Depreciation    Tax Basis
                         (in thousands)                                  (in thousands)
Willow Park
 Apartments          $ 8,253      $ 6,825       5-30 yrs        S/L         $ 1,236
Oakwood Village
 Apartments           10,984        9,449       5-30 yrs        S/L           1,497
      Totals         $19,237      $16,274                                   $ 2,733

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $400,000 and $1,447,000 for the years ended December 31, 2003 and 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $592,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the year ended December 31, 2003 due to a write off of unamortized loan costs which is also included in the loss from discontinued operations in the accompanying statements of operations.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Property                 2003           Rate     Amortized     Date      Maturity (1)
                    (in thousands)                                      (in thousands)
Willow Park
 Apartments             $ 3,627        8.02%      20 yrs     01/01/20        $ --
Oakwood Village
 Apartments               6,522        7.18%      20 yrs     03/01/21           --
      Totals            $10,149                                              $ --

(1) See "Note B - Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2003           2002          2003        2002
Willow Park Apartments            $7,383         $7,526          94%         94%
Oakwood Village Apartments         7,669          7,487          93%         93%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                 2003             2003
                                                Billing           Rate
                                            (in thousands)
       Willow Park on Lake Adelaide              $ 94            1.89%
       Oakwood Village at Lake Nan
         Apartments                               122            1.79%

Capital Improvements

Willow Park on Lake Adelaide

During the year ended December 31, 2003, the Partnership completed approximately $271,000 of capital improvements at Willow Park, consisting primarily of roof replacements, plumbing fixture replacements, exterior building painting, air conditioning unit replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $102,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 2003, the Partnership completed approximately $174,000 of capital improvements at Oakwood Village consisting primarily of floor covering and appliance replacements, fire safety improvements, exterior building improvements, major landscaping, parking lot resurfacing, plumbing fixture replacements, air conditioning unit replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $153,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Palisades Apartments

During the year ended December 31, 2003, the Partnership completed approximately $169,000 of capital improvements at Palisades Apartments, consisting of structural improvements and floor covering replacements. In addition, approximately $31,000 of construction period interest, $48,000 of construction period expenses and $8,000 of real estate taxes, related to redevelopment of the property were capitalized during 2003. These improvements were funded from operating cash flow and replacement reserves. On April 21, 2003, Palisades Apartments was sold to an unrelated third party.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Partnership's Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 2003, the Partnership had 82,513 units outstanding held by 1,872 limited partners of record. Affiliates of the Managing General Partner owned 53,778 units or 65.17% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not distribute any funds during the years ended December 31, 2003 and 2002, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. In light of the significant amount due to the Managing General Partner at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,778 limited partnership units (the "Units") in the Partnership representing 65.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $16,000 for the year ended December 31, 2003 compared to a net loss of approximately $1,494,000 for the year ended December 31, 2002. The decrease in net loss for the year ended December 31, 2003 is primarily due to the gain on sale of discontinued operations recognized during 2003 and a decrease in loss from discontinued operations.

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

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for a gross sale price of approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $400,000 and $1,447,000 for the years ended December 31, 2003 and 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $592,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs which is also included in loss from discontinued operations in the accompanying statements of operations.

The Partnership's loss from continuing operations for the year ended December 31, 2003 was approximately $190,000 compared to loss from continuing operations of approximately $47,000 for the year ended December 31, 2002, respectively. The increase in loss from continuing operations is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in operating and interest expenses partially offset by decreases in general and administrative and depreciation expenses. Operating expenses increased due to increases in property and advertising expenses partially offset by a decrease in insurance expense. Property expense increased due to increases in employee salaries and related benefits at both investment properties. Advertising expense increased due to increases in periodical and web advertising at both investment properties and referral fees at Oakwood Village Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at Oakwood Village Apartments. Interest expense increased due to interest on the additional advances from the Managing General Partner to the Partnership in 2003. Depreciation expense decreased due to some assets becoming fully depreciated at both investment properties during 2003.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses for the years ended December 31, 2003 and 2002, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in rental income and casualty gain partially offset by an increase in other income. Rental income decreased due to increases in concessions and special promotions at both investment properties, bad debt expense at Willow Park Apartments and a decrease in average rental rates at Willow Park Apartments partially offset by an increase in average rental rates at Oakwood Village Apartments. Other income increased due to increases in utilities reimbursements and late charges at both investment properties partially offset by a decrease in lease cancellation fees at Oakwood Village Apartments.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $90,000 compared to approximately $236,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased by approximately $146,000. Cash and cash equivalents decreased due to approximately $3,912,000 of cash used in financing activities and $109,000 of cash used in operating activities partially offset by approximately $3,875,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Palisades Apartments, principal payments made on the mortgages encumbering the Partnership's properties and principal payments on advances from an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds received from the sale of Palisades Apartments and the refund of escrow accounts maintained by the lender on behalf of Palisades Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the years ended December 31, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $487,000 and $2,066,000, respectively, to the Partnership. The Partnership repaid approximately $22,000 and $129,000 during the same periods. At December 31, 2003, the Partnership has a balance of approximately $3,041,000 under this Partnership Revolver, which includes accrued interest of approximately $20,000. During the year ended December 31, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at December 31, 2003, was approximately $172,000 and $94,000, respectively, and is included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of all the properties for the upcoming year and currently expects to budget approximately $255,000. Additional improvements may be considered during 2004 and will depend on the physical condition of each of the properties as well as anticipated cash flow generated by each property. The capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,149,000 is being amortized over 240 months and matures between January 2020 and March 2021. The loans are scheduled to be fully amortized at maturity.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the years ended December 31, 2003 and 2002, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. In light of the significant amount due to the Managing General Partner at December 31, 2003, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,778 limited partnership units (the "Units") in the Partnership representing 65.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                  $ 90
   Receivables and deposits                                                       71
   Other assets                                                                  306
   Investment properties (Notes B, E and G):
      Land                                                    $ 1,169
      Buildings and related personal property                   18,068
                                                               19,237
      Less accumulated depreciation                            (16,274)        2,963
                                                                            $ 3,430
Liabilities and Partners' Deficit

Liabilities
      Accounts payable                                                       $ 113
      Tenant security deposits payable                                            81
      Due to affiliates (Note D)                                               3,570
      Other liabilities                                                          220
      Mortgage notes payable (Note B)                                         10,149

Partners' Deficit
   General partner                                            $ (1,440)
   Limited partners (82,513 units issued and
      outstanding)                                              (9,263)      (10,703)
                                                                            $ 3,430

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                      Years Ended
                                                                      December 31,
                                                                  2003           2002
                                                                              (Restated)
Revenues:
  Rental income                                                 $ 3,116         $ 3,154
  Other income                                                      323             299
  Casualty gain (Note F)                                             --              33
     Total revenues                                               3,439           3,486

Expenses:
  Operating                                                       1,520           1,413
  General and administrative                                        218             265
  Depreciation                                                      704             824
  Interest                                                          968             811
  Property taxes                                                    219             220
     Total expenses                                               3,629           3,533

Loss from continuing operations                                    (190)            (47)
Loss from discontinued operations                                  (400)         (1,447)
Gain on sale of discontinued operations (Note E)                    606              --
Net income (loss) (Note C)                                        $ 16          $(1,494)

Net loss allocated to general partner (3%)                        $ --           $ (45)
Net income (loss) allocated to limited
  partners (97%)                                                     16          (1,449)

                                                                  $ 16          $(1,494)
Per limited partnership unit:
Loss from continuing operations                                 $ (2.23)        $ (0.55)
Loss from discontinued operation                                  (4.70)         (17.01)
Gain on sale of discontinued operations                            7.12              --
      Net income (loss)                                          $ 0.19         $(17.56)


              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513         $ 1        $41,257    $41,258

Partners' deficit at
  December 31, 2001                     82,513       $(1,395)     $(7,830)   $(9,225)

Net loss for the year ended
  December 31, 2002                         --           (45)      (1,449)    (1,494)

Partners' deficit at
  December 31, 2002                     82,513        (1,440)      (9,279)   (10,719)

Net income for the year ended
  December 31, 2003                         --            --           16         16

Partners' deficit at
  December 31, 2003                     82,513       $(1,440)     $(9,263)  $(10,703)


              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended
                                                                      December 31,
                                                                      2003     2002
Cash flows from operating activities:
  Net income (loss)                                                 $ 16       $(1,494)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain on sale of discontinued operations                         (606)          --
     Depreciation                                                     851        1,199
     Amortization of loan costs                                        21           31
     Casualty gain                                                     --          (47)
     Loss on early extinguishment of debt                               7           --
     Change in accounts:
      Receivables and deposits                                         64           35
      Other assets                                                      6           32
      Accounts payable                                               (605)         410
      Tenant security deposit liabilities                               4          (18)
      Accrued property taxes                                          (10)         (37)
      Other liabilities                                                35         (216)
      Due from affiliates                                              28          (28)
      Due to affiliates                                                80          182
        Net cash (used in) provided by operating activities          (109)          49

Cash flows from investing activities:
  Insurance proceeds received                                          --           57
  Net proceeds from sale of discontinued operations                 4,517           --
  Property improvements and replacements                             (701)      (1,635)
  Net withdrawals from (deposits to) restricted escrows                59          (15)
        Net cash provided by (used in) investing activities         3,875       (1,593)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (351)        (438)
  Repayment of mortgage note payable                               (4,026)          --
  Advances from affiliate                                             487        2,066
  Principal payments on advances from affiliates                      (22)        (129)
        Net cash (used in) provided by financing activities        (3,912)       1,499

Net decrease in cash and cash equivalents                            (146)         (45)
Cash and cash equivalents at beginning of the year                    236          281
Cash and cash equivalents at end of the year                        $ 90        $ 236
Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $184,000
    and $77,000 paid to an affiliate                              $ 1,098      $ 1,246


              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 5 (the "Partnership" or the "Registrant") was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981 for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership will terminate on December 31, 2005, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership.

Basis of Presentation

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

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

Fair Value of Financial Statements

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $11,150,000 at December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $68,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $295,000, less accumulated amortization of approximately $48,000, are included in other assets at December 31, 2003 and are being amortized by the straight-line method over the life of the loans. Amortization expense is included in interest expense. Amortization expense is expected to be approximately $15,000 for each of the years 2004 through 2008.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Advertising

Advertising costs of approximately $126,000 in 2003 and approximately $108,000 in 2002 were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         2003        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Property
Willow Park
  Apartments            $ 3,627        $ 34       8.02%    01/01/20        $ --
Oakwood Village
  Apartments              6,522           55      7.18%    03/01/21            --
       Totals           $10,149        $ 89                                $ --

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):


                               2004              $ 314
                               2005                 338
                               2006                 364
                               2007                 393
                               2008                 423
                            Thereafter            8,317
                                                $10,149

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                                 2003        2002

Net income (loss) per financial statements       $ 16       $(1,494)
  Depreciation differences                          251         290
  Gain on sale                                      286          --
  Other                                              (6)       (255)
Net taxable income (loss) to partners            $ 547      $(1,459)
Federal taxable income (loss) per limited
  partnership unit                              $ 9.59      $ 0.27

Income allocated to the limited partners for 2002 is positive due to Section 704(b) Minimum Gain Reallocation.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2003 (in thousands):

Net liabilities as reported                 $(10,703)
  Land and buildings                            (423)
  Accumulated depreciation                       192
  Syndication and distribution costs           4,485
  Other                                          436

Net liabilities - Federal tax basis         $ (6,013)

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $177,000 and $207,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $216,000 and $361,000 for the years ended December 31, 2003 and 2002, respectively, which is included in interest and general and administrative expenses, loss from discontinued operations and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $135,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2003, the Partnership owed an affiliate of the Managing General Partner approximately $239,000 of accrued accountable administrative expenses which is included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2003 and 2002.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2003, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in Due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments.

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

These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the years ended December 31, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $487,000 and $2,066,000, respectively, to the Partnership. The Partnership repaid approximately $22,000 and $129,000 during the same periods. At December 31, 2003, the Partnership has a balance of approximately $3,041,000 under this Partnership Revolver, which includes accrued interest of approximately $20,000. During the year ended December 31, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at December 31, 2003, was approximately $172,000 and $94,000, respectively, and is included in interest expense. Subsequent to December 31, 2003, the Managing General Partner advanced approximately $49,000 to the Partnership.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,778 limited partnership units (the "Units") in the Partnership representing 65.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $400,000 and $1,447,000 for the years ended December 31, 2003 and 2002, respectively, are shown as loss from discontinued operations. This included revenues of approximately $153,000 and $592,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the year ended December 31, 2003 due to a write off of unamortized loan costs which is also included in the loss from discontinued operations in the accompanying statements of operations.

Note F - Casualty Gains

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

Note G - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Willow Park
 Apartments                 $ 3,627         $ 567         $ 5,218         $ 2,468
Oakwood Village
 Apartments                   6,522            589          7,181           3,214
        Totals              $10,149        $ 1,156        $12,399         $ 5,682


                    Gross Amount At Which
                           Carried
                     At December 31, 2003
                        (in thousands)
                          Buildings
                         And Related
                          Personal             Accumulated     Date of      Date    Depreciable
Description       Land    Property    Total    Depreciation  Construction Acquired     Life
                                              (in thousands)
Willow Park
 Apartments       $ 574    $ 7,679   $ 8,253     $ 6,825        1973       12/82    5-30 yrs
Oakwood Village
 Apartments          595    10,389    10,984       9,449        1973       08/82    5-30 yrs
     Totals      $ 1,169   $18,068   $19,237     $16,274

Reconciliation of "investment properties and accumulated depreciation":

                                                      December 31,
                                                   2003          2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                     $ 33,663      $32,087
    Property improvements and replacements            701        1,635
    Write offs                                    (15,127)         (59)
Balance at end of year                           $ 19,237      $33,663

Accumulated Depreciation
Balance at beginning of year                     $ 26,716      $25,566
    Additions charged to expense                      851        1,199
    Write offs                                    (11,293)         (49)
Balance at end of year                           $ 16,274      $26,716

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $18,814,000 and $33,319,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $16,081,000 and $27,203,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

National Property Investors 5 (the "Partnership" or the "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. ("NPI Equity" or "Managing General Partner") are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

AIMCO IPLP, L.P.                              37,149           45.02%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        16,629           20.15%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $177,000 and $207,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $216,000 and $361,000 for the years ended December 31, 2003 and 2002, respectively, which is included in interest and general and administrative expenses, loss from discontinued operations and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $135,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2003, the Partnership owed an affiliate of the Managing General Partner approximately $239,000 of accrued accountable administrative expenses which is included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2003 and 2002.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2003, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in Due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the year ended December 31, 2003 and 2002, the Managing General Partner advanced additional amounts of approximately $487,000 and $2,066,000, respectively, to the Partnership. The Partnership repaid approximately $22,000 and $129,000 during the same periods. At December 31, 2003, the Partnership has a balance of approximately $3,041,000 under this Partnership Revolver, which includes accrued interest of approximately $20,000. During the years ended December 31, 2003 and 2002, interest on the advances, at the rate of prime plus 2%, or 6.00% at December 31, 2003, was approximately $172,000 and $94,000, respectively, and is included in interest expense. Subsequent to December 31, 2003, the Managing General Partner advanced approximately $49,000 to the Partnership.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $102,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,778 limited partnership units (the "Units") in the Partnership representing 65.17% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $47,000 and $41,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $14,000 and $19,000, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and                  Date: March 29, 2004
Martha L. Long                Senior Vice President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

10.18 Multifamily Note between the Registrant and GMAC Commercial Mortgage Corporation, dated February 13, 2001, as it pertains to Oakwood Village Apartments. Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the period ended December 31, 2000.

10.19             Purchase  and  Sale  Contract  between   National   Property
                  Investors 5, as Seller and Palisades Apartments, L.L.C., as Purchaser, effective March 20, 2003.

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

Exhibit 31.1
                                  CERTIFICATION
I, Martha L. Long, certify that:

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

Date: March 29, 2004
                                   /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President of NPI Equity
                                   Investments, Inc., equivalent of the chief
                                   executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Thomas M. Herzog, certify that:

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

Date:  March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 5 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.