Form 10QSB
period 2004-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2004-05-13
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 66
   Receivables and deposits                                                      64
   Other assets                                                                 398
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 18,135
                                                              19,304
       Less accumulated depreciation                          (16,364)        2,940
                                                                            $ 3,468
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 46
   Tenant security deposit liabilities                                           78
   Accrued property taxes                                                        55
   Due to affiliates                                                          3,669
   Other liabilities                                                            200
   Mortgage notes payable                                                    10,073

Partners' Deficit
   General partner                                           $ (1,438)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,215)      (10,653)
                                                                            $ 3,468


                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2004           2003
Revenues:
  Rental income                                           $   744         $   752
  Other income                                                 81              84
       Total revenues                                         825             836

Expenses:
  Operating                                                   345             364
  General and administrative                                   41              60
  Depreciation                                                 90             209
  Interest                                                    243             237
  Property taxes                                               56              61
       Total expenses                                         775             931

Income (loss) from continuing operations                       50             (95)
Loss from discontinued operations                              --            (284)
Net income (loss)                                         $    50         $  (379)

Net income (loss) allocated to general partner (3%)       $     2         $   (11)
Net income (loss) allocated to limited partners (97%)          48            (368)
                                                          $    50         $  (379)
Per limited partnership unit:
  Income (loss) from continuing operations                $  0.58         $ (1.12)
  Loss from discontinued operations                            --           (3.34)
Net income (loss)                                         $  0.58         $ (4.46)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258

Partners' deficit at
   December 31, 2003                  82,513     $(1,440)     $(9,263)     $(10,703)

Net income for the three months
   ended March 31, 2004                   --           2           48            50

Partners' deficit at
   March 31, 2004                     82,513     $(1,438)     $(9,215)    $(10,653)



                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004       2003
Cash flows from operating activities:
  Net income (loss)                                               $ 50       $ (379)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                    90          318
     Amortization of loan costs                                       4            9
     Change in accounts:
      Receivables and deposits                                        7          (33)
      Other assets                                                  (96)          31
      Accounts payable                                              (67)          21
      Due to affiliates                                              50          123
      Tenant security deposit liabilities                            (3)           2
      Accrued property taxes                                         55           70
      Other liabilities                                             (20)          59

       Net cash provided by operating activities                     70          221

Cash flows from investing activities:
  Property improvements and replacements                            (67)        (205)
  Net deposits to restricted escrows                                 --          (21)

       Net cash used in investing activities                        (67)        (226)

Cash flows from financing activities:
  Payments of mortgage notes payable                                (76)        (115)
  Advances from affiliates                                           49          286
  Principal payments on advances from affiliates                      --          (4)

       Net cash (used in) provided by financing activities          (27)         167

Net (decrease) increase in cash and cash equivalents                (24)         162

Cash and cash equivalents at beginning of period                     90          236
Cash and cash equivalents at end of period                        $ 66        $ 398

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 189        $ 286


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $73,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in interest, general and administrative expenses, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $12,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current additions to investment properties. As of March 31, 2004, the Partnership owed approximately $244,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2004 and 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $28,000. The Partnership was charged approximately $43,000 for 2003.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2004, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in Due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the three months ended March 31, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the three months ended March 31, 2003. There were no such repayments during the three months ended March 31, 2004. At March 31, 2004, the Partnership has a balance of approximately $3,135,000 under this Partnership Revolver, which includes accrued interest of approximately $65,000. During the three months ended March 31, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 6.00% at March 31, 2004, was approximately $46,000 and $36,000, respectively, and is included in interest expense.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Willow Park on Lake Adelaide                  89%        94%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        91%        89%
         Winter Park, Florida

The Managing General Partner attributes the decrease in occupancy at Willow Park on Lake Adelaide Apartments to increased competition in the local market area and residents purchasing homes due to lower interest rates.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $50,000 compared to a net loss of approximately $379,000 for the three months ended March 31, 2003. The decrease in net loss was due to decreases in loss from discontinued operations and total expenses.

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party. The property's operations, a loss of approximately $284,000 for the three months ended March 31, 2003, are included in loss from discontinued operations on the accompanying statement of operations and include revenues of approximately $131,000.

The Partnership's income from continuing operations for the three months ended March 31, 2004 was approximately $50,000 compared to a loss from continuing operations of approximately $95,000 for the three months ended March 31, 2003. The decrease in loss from continuing operations is due to a decrease in total expenses.

Total expenses decreased due to decreases in operating, general and administrative and deprecation expenses. Operating expenses decreased due to decreases in advertising and maintenance expenses. Advertising expense decreased due to a decrease in referral fees at Oakwood Village Apartments. Maintenance expense decreased due to a decrease in contract labor at Oakwood Village Apartments partially offset by an increase in contract labor at Willow Park Apartments. Depreciation expense decreased due to some assets becoming fully depreciated at both of the Partnership's investment properties during 2003.

General and administrative expenses decreased for the three months ended March 31, 2004 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $66,000 compared to approximately $398,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents decreased by approximately $24,000. The decrease in cash and cash equivalents is due to approximately $67,000 of cash used in investing activities and approximately $27,000 of cash used in financing activities partially offset by approximately $70,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the three months ended March 31, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the three months ended March 31, 2003. There were no such repayments during the three months ended March 31, 2004. At March 31, 2004, the Partnership has a balance outstanding of approximately $3,135,000 under this Partnership Revolver, which includes accrued interest of approximately $65,000. During the three months ended March 31, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 6.00% at March 31, 2004, was approximately $46,000 and $36,000, respectively, and is included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Willow Park on Lake Adelaide Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $36,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of exterior painting, plumbing fixtures, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $61,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $31,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting of structural and swimming pool improvements, parking lot resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $62,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,073,000 has maturity dates ranging from January 2020 to March 2021 at which times the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the three months ended March 31, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,848 limited partnership units (the "Units") in the Partnership representing 65.26% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.