Form 10QSB
period 2004-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2004-08-16
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 5
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 75
   Receivables and deposits                                                     133
   Other assets                                                                 384
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 18,287
                                                               19,456
       Less accumulated depreciation                          (16,456)        3,000
                                                                            $ 3,592
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 104
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                       111
   Due to affiliates (Note B)                                                 3,741
   Other liabilities                                                            225
   Mortgage notes payable                                                     9,995

Partners' Deficit
   General partner                                           $ (1,439)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,216)       (10,655)
                                                                            $ 3,592



               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2004       2003       2004        2003

Revenues:
  Rental income                                 $ 737      $ 780     $ 1,481     $ 1,532
  Other income                                      85         70        166         154
     Total revenues                                822        850      1,647       1,686

Expenses:
  Operating                                        388        377        733         741
  General and administrative                        46         63         87         123
  Depreciation                                      92        212        182         421
  Interest                                         243        246        486         483
  Property taxes                                    55         62        111         123
     Total expenses                                824        960      1,599       1,891

(Loss) income from continuing
  operations                                        (2)      (110)        48        (205)
Loss from discontinued operations (Note C)          --       (118)        --        (402)
Gain on sale of discontinued operations
  (Note C)                                          --        583         --         583
Net (loss) income                                $ (2)     $ 355       $ 48       $ (24)

Net income (loss) allocated to general
  partner (3%)                                   $ --       $ 11       $ 1         $ (1)
Net (loss) income allocated to limited
  partners (97%)                                    (2)       344          47        (23)

Net (loss) income                                $ (2)     $ 355       $ 48       $ (24)

Per limited partnership unit:
(Loss) income from continuing operations       $ (0.02)   $ (1.29)    $ 0.57     $ (2.41)
Loss from discontinued operations                   --      (1.39)        --       (4.72)
Gain on sale of discontinued operations             --       6.85         --        6.85
      Net (loss) income                        $ (0.02)    $ 4.17     $ 0.57     $ (0.28)


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258

Partners' deficit at
   December 31, 2003                  82,513     $(1,440)     $(9,263)     $(10,703)

Net income for the six months
   ended June 30, 2004                    --           1           47            48

Partners' deficit at
   June 30, 2004                      82,513     $(1,439)     $(9,216)    $(10,655)


               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Six Months Ended
                                                                        June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $ 48        $ (24)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Gain on sale of discontinued operations                           --         (583)
     Depreciation                                                     182          568
     Amortization of loan costs                                         8           14
     Loss on early extinguishment of debt                              --            7
     Change in accounts:
      Receivables and deposits                                        (62)          92
      Other assets                                                    (86)         (62)
      Accounts payable                                                 (9)        (628)
      Tenant security deposit liabilities                             (10)           9
      Accrued property taxes                                          111          113
      Other liabilities                                                 5           76
      Due to affiliates                                               122          361
        Net cash provided by (used in) operating activities           309          (57)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                    --        4,517
  Property improvements and replacements                             (219)        (452)
  Net withdrawals from restricted escrows                              --           32
        Net cash (used in) provided by investing activities          (219)       4,097

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (154)        (202)
  Repayment of mortgage note payable                                   --       (4,026)
  Advances from affiliate                                              49          286
  Principal payments on advances from affiliates                       --           (4)
        Net cash used in financing activities                        (105)      (3,946)

Net (decrease) increase in cash and cash equivalents                  (15)          94

Cash and cash equivalents at beginning of period                       90          236
Cash and cash equivalents at end of period                          $ 75        $ 330

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 385        $ 531

               See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and six months ended June 30, 2003 reflect the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

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

During the six months ended June 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $92,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $110,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in interest, general and administrative expenses, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $14,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current additions to investment properties. As of June 30, 2004, the Partnership owed approximately $268,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in Due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2004 and 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charge by AIMCO and its affiliates approximately $28,000 and $43,000 respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2004, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in Due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the six months ended June 30, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the six months ended June 30, 2003. There were no such repayments during the six months ended June 30, 2004. At June 30, 2004, the Partnership has a balance of approximately $3,183,000 under this Partnership Revolver, which includes accrued interest of approximately $113,000. During the six months ended June 30, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 6.00% at June 30, 2004, was approximately $94,000 and $82,000, respectively, and is included in interest expense.

Note C - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $583,000 for the three and six months ended June 30, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the three and six months ended June 30, 2003 due to a write off of unamortized loan costs which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying statements of operations for the three and six months ended June 30, 2003 reflect the operations of Palisades Apartments as discontinued operations. Included in loss from discontinued operations for the six months ended June 30, 2003 is approximately $153,000 of revenue generated by the property.

Note D - Contingencies

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

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Willow Park on Lake Adelaide Apartments       89%        95%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        89%        91%
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

Results of Operations

For the three months ended June 30, 2004, the Partnership had a net loss of approximately $2,000 compared to net income of approximately $355,000 for the corresponding period in 2003. For the six months ended June 30, 2004, the Partnership had net income of approximately $48,000 compared to a net loss of approximately $24,000 for the corresponding period in 2003. The decrease in net income for the three month period is due to the gain on the sale of Palisades Apartments recognized in 2003 partially offset by decreases in loss from discontinued operations and total expenses. The decrease in net loss for the six month period is due to decreases in loss from discontinued operations and total expenses partially offset by the gain on sale of discontinued operations in 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and six months ended June 30, 2003 reflect the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $583,000 for the three and six months ended June 30, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the three and six months ended June 30, 2003 due to a write off of unamortized loan costs which is included in loss from discontinued operations.

Excluding the gain on sale and loss from discontinued operations, the Partnership has loss from continuing operations of approximately $2,000 and $110,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the Partnership had income from continuing operations of approximately $48,000 compared to loss from continuing operations of approximately $205,000 for the corresponding period in 2003. The decrease in loss from continuing operations for both periods is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses decreased due to decreases in general and administrative and depreciation expenses. Depreciation expense decreased due to the buildings at both investment properties becoming fully depreciated in 2003.

General and administrative expenses decreased for the three and six months ended June 30, 2004 due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both periods due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at both investment properties and an increase in bad debt expense at Willow Park Apartments. Other income increased due to an increase in utility reimbursements at both investment properties.

Capital Resources and Liquidity

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $75,000 compared to approximately $330,000 at June 30, 2003. Cash and cash equivalents decreased approximately $15,000 from December 31, 2003 due to approximately $219,000 and $105,000 of cash used in investing and financing activities, respectively, partially offset by approximately $309,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the investment properties, partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the six months ended June 30, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the six months ended June 30, 2003. There were no such repayments during the six months ended June 30, 2004. At June 30, 2004, the Partnership has a balance of approximately $3,183,000 under this Partnership Revolver, which includes accrued interest of approximately $113,000. During the six months ended June 30, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 6.00% at June 30, 2004, was approximately $94,000 and $82,000, respectively, and is included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Willow Park on Lake Adelaide Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $140,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of exterior painting, plumbing fixtures, structural improvements and roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $73,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $79,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting of structural and swimming pool improvements, parking lot resurfacing, air conditioning units, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,995,000 has maturity dates ranging from January 2020 to March 2021 at which times the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the six months ended June 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,890 limited partnership units (the "Units") in the Partnership representing 65.31% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.31% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index Attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President



                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Property Investors 5;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.