Form 10QSB
period 2004-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2004-11-12
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 58
   Receivables and deposits                                                      131
   Other assets                                                                  386
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 18,363
                                                               19,532
       Less accumulated depreciation                          (16,499)        3,033
                                                                            $ 3,608
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 104
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                       167
   Due to affiliates (Note B)                                                 3,819
   Other liabilities                                                            295
   Mortgage notes payable                                                     9,916

Partners' Deficit
   General partner                                           $ (1,442)
   Limited partners (82,513 units
      issued and outstanding)                                  (9,317)      (10,759)
                                                                            $ 3,608

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                2004       2003        2004        2003
Revenues:
  Rental income                                $ 770       $ 799     $ 2,251     $ 2,331
  Other income                                     96          88        262         242
     Total revenues                               866         887      2,513       2,573

Expenses:
  Operating                                       557         383      1,290       1,124
  General and administrative                       25          63        112         186
  Depreciation                                     89         160        271         581
  Interest                                        243         243        729         726
  Property taxes                                   56          43        167         166
     Total expenses                               970         892      2,569       2,783

Loss from continuing operations                  (104)         (5)       (56)       (210)
Loss from discontinued operations                  --          --         --        (402)
Gain on sale of discontinued operations            --          37         --         620
Net (loss) income                              $ (104)     $ 32       $ (56)       $ 8

Net (loss) income allocated to general
  partner (3%)                                  $ (3)       $ 1        $ (2)       $ --
Net (loss) income allocated to limited
  partners (97%)                                 (101)         31        (54)          8

                                               $ (104)     $ 32       $ (56)       $ 8
Per limited partnership unit:
Loss from continuing operations               $ (1.22)    $ (0.06)   $ (0.65)    $ (2.47)
Loss from discontinued operation                   --          --         --       (4.72)
Gain on sale of discontinued operations            --        0.44         --        7.29
                                              $ (1.22)    $ 0.38     $ (0.65)     $ 0.10

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2003                  82,513     $(1,440)     $(9,263)    $(10,703)

Net loss for the nine months
   ended September 30, 2004               --          (2)         (54)         (56)

Partners' deficit at
   September 30, 2004                 82,513     $(1,442)     $(9,317)    $(10,759)

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2004      2003
Cash flows from operating activities:
  Net (loss) income                                                $ (56)        $ 8
  Adjustments to reconcile net (loss) income to net cash
   Provided by (used in) operating activities:
     Gain on sale of discontinued operations                           --         (620)
     Depreciation                                                     271          728
     Amortization of loan costs                                        11           17
     Loss on early extinguishment of debt                              --            7
     Change in accounts:
      Receivables and deposits                                        (60)          97
      Other assets                                                    (91)         (65)
      Accounts payable                                                (40)        (652)
      Tenant security deposit liabilities                             (15)          10
      Accrued property taxes                                          167          156
      Other liabilities                                                75           39
      Due to affiliates                                               200          215
        Net cash provided by (used in) operating activities           462          (60)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                    --        4,517
  Property improvements and replacements                             (310)        (591)
  Net withdrawals from restricted escrows                              --           32
        Net cash (used in) provided by investing activities          (310)       3,958

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (233)        (276)
  Repayment of mortgage note payable                                   --       (4,026)
  Advances from affiliate                                              49          286
  Principal payments on advances from affiliates                       --           (4)
        Net cash used in financing activities                        (184)      (4,020)

Net decrease in cash and cash equivalents                             (32)        (122)

Cash and cash equivalents at beginning of period                       90          236
Cash and cash equivalents at end of period                          $ 58        $ 114

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 564        $ 782
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in fixed assets            $ 31        $ --

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $134,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged reimbursement of accountable administrative expenses amounting to approximately $99,000 and $183,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in interest, general and administrative expenses, investment properties and loss from discontinued operations. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $23,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current additions to investment properties. As of September 30, 2004, the Partnership owed approximately $295,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2004 and 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $43,000 respectively, for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2004, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in Due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the nine months ended September 30, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the nine months ended September 30, 2003. There were no such repayments during the nine months ended September 30, 2004. At September 30, 2004, the Partnership has a balance of approximately $3,234,000 under this Partnership Revolver, which includes accrued interest of approximately $164,000. During the nine months ended September 30, 2004 and 2003, interest was accrued at the rate of prime plus 2%, or 6.75% at September 30, 2004, was approximately $145,000 and $127,000, respectively, and is included in interest expense.

Note C - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $37,000 and $620,000 for the three and nine months ended September 30, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the nine months ended September 30, 2003 due to a write off of unamortized loan costs which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Palisades Apartments as discontinued operations. Included in loss from discontinued operations for the nine months ended September 30, 2003 is approximately $153,000 of revenue generated by the property.

Note D - Casualties

During the third quarter of 2004, both of the Partnership's investment properties sustained damage from Hurricanes Charley, Frances and Jeanne. At September 30, 2004, the damage to Willow Park Apartments is estimated to be approximately $176,000. The Partnership does not anticipate receiving any insurance proceeds related to this damage as the damages are below the deductible. The damage to Oakwood Village Apartments is estimated to be approximately $719,000, which will be partially covered by insurance proceeds. The Partnership does not anticipate that it will recognize a loss related to either of these casualties because the damaged assets are fully depreciated. During the nine months ended September 30, 2004, the Partnership accrued approximately $120,000 for clean up costs related to the storms.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                      Average Occupancy
      Property                                         2004        2003

      Willow Park on Lake Adelaide Apartments (1)       90%        95%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments (2)        89%        92%
         Winter Park, Florida

(1) The Managing General Partner attributes the decrease in occupancy at Willow Park on Lake Adelaide Apartments to increased efforts to attract a more stable customer base, which included an increase in the average rental rate.

(2) The Managing General Partner attributes the decrease in occupancy at Oakwood Village at Lake Nan Apartments to the damage sustained from Hurricanes Charley and Frances which have left units unoccupied.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

For the three months ended September 30, 2004, the Partnership had a net loss of approximately $104,000 compared to net income of approximately $32,000 for the corresponding period in 2003. For the nine months ended September 30, 2004, the Partnership had a net loss of approximately $56,000 compared to net income of approximately $8,000 for the corresponding period in 2003. The decrease in net income for the three month period is due to the gain on the sale of Palisades Apartments recognized in 2003, a decrease in total revenues and an increase in total expenses. The decrease in net income for the nine month period is due to the gain on the sale of Palisades Apartments recognized in 2003 and a decrease in total revenues partially offset by a decrease in loss from discontinued operations and a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statements of operations for the three and nine months ended September 30, 2003 reflect the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

On April 21, 2003, the Partnership sold Palisades Apartments to an unrelated third party for a gross sale price of approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $37,000 and $620,000 for the three and nine months ended September 30, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The additional gain on sale of approximately $37,000 recorded during the three months ended September 30, 2003 was due to the write off of an accrual for additional sale related expenses that was not needed. The property's operations, a loss of approximately $402,000 for the nine months ended September 30, 2003 are shown as loss from discontinued operations. This included revenues of approximately $153,000 for the nine months ended September 30, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the nine months ended September 30, 2003 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

Excluding the impact of loss from discontinued operations and the gain on sale, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $104,000 and $56,000 compared to a loss from continuing operations of approximately $5,000 and $210,000 for the three and nine months ended September 30, 2003, respectively. The increase in loss from continuing operations for the three months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The decrease in loss from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues for the three and nine months ended September 30, 2004 decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at both of the investment properties and an increase in bad debt expense at Willow Park Apartments partially offset by a decrease in bad debt expense at Oakwood Village Apartments and an increase in the average rental rate at Willow Park Apartments. Other income increased due to increases in utilities reimbursements and various fees at Oakwood Village Apartments.

Total expenses for the three months ended September 30, 2004 increased due to an increase in operating expenses partially offset by decreases in general and administrative and depreciation expenses. Total expenses for the nine months ended September 30, 2004 decreased due to decreases in general and administrative and depreciation expenses partially offset by an increase in operating expense. Operating expense for both periods increased due to increases in property and maintenance expenses. Property expense increased due to an increase in payroll and related expenses at both of the investment properties and an increase in utilities at Oakwood Village Apartments. Maintenance expense increased due to an increase in contract labor at Oakwood Village Apartments and due to the accrual for the estimated costs of clean up from the hurricanes that affected both properties. Depreciation expense decreased due to the buildings at both investment properties becoming fully depreciated during 2003.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense for the three and nine months ended September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $58,000 compared to approximately $114,000 at September 30, 2003. Cash and cash equivalents decreased approximately $32,000 from December 31, 2003 due to approximately $310,000 and $184,000 of cash used in investing and financing activities, respectively, partially offset by approximately $462,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the investment properties, partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the nine months ended September 30, 2004 and 2003, the Managing General Partner advanced additional amounts of approximately $49,000 and $286,000, respectively, to the Partnership. The Partnership repaid approximately $4,000 during the nine months ended September 30, 2003. There were no such repayments during the nine months ended September 30, 2004. At September 30, 2004, the Partnership has a balance of approximately $3,234,000 under this Partnership Revolver, which includes accrued interest of approximately $164,000. During the nine months ended September 30, 2004 and 2003, interest was accrued, at the rate of prime plus 2%, or 6.75% at September 30, 2004, was approximately $145,000 and $127,000, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Willow Park on Lake Adelaide Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $184,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of exterior painting, plumbing fixtures, structural improvements and roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $157,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting of structural and swimming pool improvements, parking lot resurfacing, air conditioning units, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,916,000 has maturity dates ranging from January 2020 to March 2021 at which times the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership did not distribute any funds during the nine months ended September 30, 2004 and 2003. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements and payments on outstanding advances owed to the Managing General Partner to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.32% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.32% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On September 16, 2004, the Partnership began soliciting the consent of its limited partners to an amendment (the "Amendment") to the Limited Partnership Agreement to extend the term of the Partnership from December 31, 2005 to December 31, 2024. The consent of limited partners who own more than 50% of all outstanding limited partnership units in the Partnership ("units") was required to approve the Amendment.

At midnight, New York City time, on October 15, 2004 the consent solicitation expired pursuant to its terms. Limited partners owning a majority of the units consented to the Amendment.

On October 19, 2004 the Managing General Partner of the Partnership executed the Amendment as the Managing General Partner and on behalf of the limited partners, and has made the requisite filings with the Secretary of State of California.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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



                                    Date: November 12, 2004

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

      (d)         Amendment  to  the  Partnership  Agreement,   incorporated  by
                  reference  to  Current  Report on Form 8-k dated  October  25,
                  2004.

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

10.19 Purchase and Sale Contract between National Property Investors 5, as Seller and Palisades Apartments, L.L.C., as Purchaser, effective March 20, 2003. (Incorporated by reference to Form 8-K dated April 21, 2003.)

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity
                                    Investments, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.