Form 10KSB
period 2004-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2005-03-25
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,460,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

National Property Investors 5 (the "Partnership" or the "Registrant") is a California limited partnership organized under the Uniform Limited Partnership laws of California as of July 15, 1981. The Partnership's managing general partner is NPI Equity Investments, Inc. (the "Managing General Partner" or "NPI Equity"), a Florida corporation. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2024, unless terminated prior to such date.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date of
Property                          Purchase       Type of Ownership            Use

Willow Park on Lake Adelaide
  Apartments                      12/13/82  Fee ownership subject to     Apartment
  Altamonte Springs, Florida                a first mortgage             185 units

Oakwood Village at Lake Nan       08/03/82  Fee ownership subject to     Apartment
  Apartments                                a first mortgage             278 units
  Orlando, Florida

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                      Gross
                    Carrying    Accumulated   Depreciable    Method of      Federal
Property              Value     Depreciation      Life     Depreciation    Tax Basis
                         (in thousands)                                  (in thousands)
Willow Park
 Apartments          $ 8,423      $ 6,935       5-30 yrs        S/L         $ 1,274
Oakwood Village
 Apartments           11,387        9,604       5-30 yrs        S/L           1,662
      Totals         $19,810      $16,539                                   $ 2,936

See "Note A - Organization and Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the property's operations, a loss of approximately $400,000 for the year ended December 31, 2003 are shown as loss from discontinued operations. This included revenues of approximately $153,000 for the year ended December 31, 2003.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                       Principal                                          Principal
                      Balance At                                           Balance
                     December 31,     Interest    Period     Maturity       Due At
Property                 2004         Rate (1)   Amortized     Date      Maturity (2)
                    (in thousands)                                      (in thousands)
Willow Park
 Apartments             $ 3,512        8.02%      20 yrs     01/01/20        $ --
Oakwood Village
 Apartments               6,323        7.18%      20 yrs     03/01/21           --
      Totals            $ 9,835                                              $ --

(1)   Fixed rate mortgages.
(2) See "Note B - Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                           2004           2003          2004        2003
Willow Park Apartments            $7,352         $7,184          91%         94%
Oakwood Village Apartments         7,445          7,438          86%         93%

The Managing General Partner attributes the decrease in occupancy at both of the investment properties to the damage sustained from Hurricanes Charley and Frances, which have left units unoccupied.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                 2004             2004
                                                Billing           Rate
                                            (in thousands)
       Willow Park on Lake Adelaide              $ 93            1.89%
       Oakwood Village at Lake Nan
         Apartments                               130            1.76%

Capital Improvements

Willow Park on Lake Adelaide

During the year ended December 31, 2004, the Partnership completed approximately $249,000 of capital improvements at Willow Park, consisting primarily of plumbing fixture replacements, exterior building painting, structural improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 2004, the Partnership completed approximately $423,000 of capital improvements at Oakwood Village consisting primarily of floor covering and appliance replacements, parking lot resurfacing, plumbing fixture replacements, air conditioning unit replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Security Holder
            Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500. As of December 31, 2004, the Partnership had 82,508 units outstanding held by 1,866 limited partners of record. Affiliates of the Managing General Partner owned 53,900 units or 65.33% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not distribute any funds during the years ended December 31, 2004 and 2003, respectively. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to the Managing General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership had a net loss of approximately $32,000 for the year ended December 31, 2004 compared to net income of approximately $16,000 for the year ended December 2003. The decrease in net income for the year ended December 31, 2004 is due to the gain on the sale of Palisades Apartments recognized in 2003 offset by a decrease in loss from discontinued operations, an increase in total revenues and a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Palisades Apartments as loss from discontinued operations due to its sale in April of 2003.

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $400,000 for the year ended December 31, 2003 are shown as loss from discontinued operations. This included revenues of approximately $153,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the year ended December 31, 2003 due to the write off of unamortized loan costs which is also included in loss from discontinued operations in the accompanying statements of operations.

Excluding the impact of loss from discontinued operations and the gain on sale, the Partnership's loss from continuing operations for the year ended December 31, 2004 was approximately $32,000 compared to a loss from continuing operations of approximately $190,000 for the year ended December 31, 2003. The decrease in loss from continuing operations for the year ended December 31, 2004 is due to an increase in total revenues and a decrease in total expenses.

Total revenues for the year ended December 31, 2004 increased due to an increase in other income. Other income increased due to increases in resident utility payments and lease cancellation fees at Oakwood Village Apartments. Although rental income remained relatively constant, a decrease in occupancy at both investment properties was offset by lost rents recognized from the hurricane casualties at Oakwood Village Apartments.

Total expenses decreased for the year ended December 31, 2004 due to decreases in general and administrative and depreciation expenses partially offset by an increase in operating expense. Depreciation expense decreased due to the buildings at both investment properties becoming fully depreciated during 2003. Operating expense increased due to increases in property, administrative, maintenance and insurance damage expenses. Property expense increased due to increase in payroll and related benefits and utilities at Oakwood Village Apartments. Administrative expense increased due to the write-off of offering costs at Willow Park Apartments. Maintenance expense increased due to an increase in contract labor at Oakwood Village Apartments.

In August and September 2004, Willow Park Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At December 31, 2004, the Partnership estimates damage costs of approximately $153,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, the Partnership incurred clean up costs of approximately $47,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations. Of this amount, approximately $39,000 is accrued at December 31, 2004 and is included in other liabilities.

In August and September 2004, Oakwood Village Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates damage costs of approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, the Partnership incurred clean up costs of approximately $124,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

General and administrative expense decreased due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and a decrease in the cost of the annual audit. Included in general and administrative expenses for the years ended December 31, 2004 and 2003, are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $96,000 compared to approximately $90,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents increased by approximately $6,000. Cash and cash equivalents increased due to approximately $378,000 of cash provided by operating activities and approximately $173,000 of cash provided by financing activities partially offset by approximately $545,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During both the years ended December 31, 2004 and 2003, the Managing General
Partner advanced additional amounts of approximately $487,000 to the Partnership. The Partnership repaid approximately $22,000 during the year ended December 31, 2003. There were no payments made during the year ended December 31, 2004. At December 31, 2004, the Partnership has a balance of approximately $3,731,000 under this Partnership Revolver, which includes accrued interest of approximately $223,000. During the year ended December 31, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 7.25% at December 31, 2004, was approximately $203,000 and $172,000, respectively, and is included in interest expense. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $535,000 to the Partnership to pay for clean-up and construction costs related to hurricane damage at the two investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $9,835,000 is being amortized over 240 months and matures between January 2020 and March 2021. The loans are scheduled to be fully amortized at maturity.

The Partnership did not distribute any funds during the years ended December 31, 2004 and 2003, respectively. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to the Managing General Partner at December 31, 2004, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
National Property Investors 5


We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                          NATIONAL PROPERTY INVESTORS 5

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 96
   Receivables and deposits                                                      299
   Other assets                                                                  322
   Investment properties (Notes B, E and G):
      Land                                                    $ 1,169
      Buildings and related personal property                   18,641
                                                               19,810
      Less accumulated depreciation                            (16,539)        3,271
                                                                            $ 3,988
Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                          $ 214
   Tenant security deposits payable                                               60
   Due to affiliates (Note D)                                                  4,365
   Other liabilities                                                             249
   Mortgage notes payable (Note B)                                             9,835

Partners' Deficit
   General partner                                            $ (1,441)
   Limited partners (82,508 units issued and
      outstanding)                                              (9,294)      (10,735)
                                                                            $ 3,988

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                                      Years Ended
                                                                      December 31,
                                                                  2004           2003
Revenues:
  Rental income                                                 $ 3,113         $ 3,116
  Other income                                                      347             323
     Total revenues                                               3,460           3,439

Expenses:
  Operating                                                       1,757           1,520
  General and administrative                                        169             218
  Depreciation                                                      364             704
  Interest                                                          983             968
  Property taxes                                                    219             219
     Total expenses                                               3,492           3,629

Loss from continuing operations                                     (32)           (190)
Loss from discontinued operations                                    --            (400)
Gain on sale of discontinued operations (Note E)                     --             606
Net (loss)income (Note C)                                       $   (32)         $ 16

Net (loss) income allocated to general partner (3%)               $ (1)          $ --
Net (loss) income allocated to limited
  partners (97%)                                                    (31)             16
                                                                $   (32)         $ 16
Per limited partnership unit:
Loss from continuing operations                                 $ (0.38)        $ (2.23)
Loss from discontinued operations                                    --           (4.70)
Gain on sale of discontinued operations                              --            7.12
      Net (loss) income                                         $ (0.38)        $ 0.19

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          82,513       $     1     $41,257    $41,258

Partners' deficit at
  December 31, 2002                     82,513       $(1,440)    $(9,279)   $(10,719)

Net income for the year ended
  December 31, 2003                         --            --          16          16

Partners' deficit at
  December 31, 2003                     82,513        (1,440)     (9,263)    (10,703)

Abandonment of units (Note H)               (5)           --          --          --

Net loss for the year ended
  December 31, 2004                         --            (1)        (31)        (32)

Partners' deficit at
  December 31, 2004                     82,508       $(1,441)    $(9,294)   $(10,735)

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                      2004      2003
Cash flows from operating activities:
  Net (loss) income                                                $   (32)     $ 16
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Gain on sale of discontinued operations                           --         (606)
     Depreciation                                                     364          851
     Amortization of loan costs                                        17           21
     Loss on early extinguishment of debt                              --            7
     Change in accounts:
      Receivables and deposits                                       (228)          64
      Other assets                                                    (33)           6
      Accounts payable                                                (26)        (605)
      Tenant security deposit liabilities                             (21)           4
      Accrued property taxes                                           --          (10)
      Other liabilities                                                29           35
      Due to affiliates                                               308          108
        Net cash provided by (used in) operating activities           378         (109)

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                    --        4,517
  Property improvements and replacements                             (545)        (701)
  Net withdrawals from restricted escrows                              --           59
        Net cash (used in) provided by investing activities          (545)       3,875

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (314)        (351)
  Repayment of mortgage note payable                                   --       (4,026)
  Advances from affiliate                                             487          487
  Principal payments on advances from affiliates                       --          (22)
        Net cash provided by (used in) financing activities           173       (3,912)

Net increase (decrease) in cash and cash equivalents                    6         (146)
Cash and cash equivalents at beginning of the year                     90          236
Cash and cash equivalents at end of the year                        $ 96        $ 90
Supplemental disclosure of cash flow information:
  Cash paid for interest, including approximately $184,000
    paid to an affiliate during 2003                               $ 749       $ 1,098
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in fixed assets           $ 127           --

              See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization

National Property Investors 5 (the "Partnership" or the "Registrant") was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981 for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns two apartment complexes located in Florida. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership will terminate on December 31, 2024, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying statement of operations for the year ended December 31, 2003 reflects the operations of Palisades Apartments as loss from discontinued operations due to its sale in April 2003.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate was approximately $10,244,000 at December 31, 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $70,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to
27.5 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $295,000, less accumulated amortization of approximately $63,000, are included in other assets at December 31, 2004. The loan costs are amortized over the terms of the related loan agreements. Amortization expense is included in interest expense. Amortization expense is expected to be approximately $15,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

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

Advertising

Advertising costs of approximately $116,000 in 2004 and approximately $126,000 in 2003 were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                       Principal     Monthly                             Principal
                      Balance At     Payment                              Balance
                     December 31,   Including   Interest   Maturity       Due At
                         2004        Interest     Rate       Date        Maturity
                           (in thousands)                             (in thousands)
Property
Willow Park
  Apartments            $ 3,512        $ 34       8.02%    01/01/20        $ --
Oakwood Village
  Apartments              6,323           55      7.18%    03/01/21            --
       Totals           $ 9,835        $ 89                                $ --

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):


                               2005              $ 338
                               2006                 364
                               2007                 393
                               2008                 423
                               2009                 456
                            Thereafter            7,861
                                                $ 9,835

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                 2004        2003

Net (loss) income per financial statements      $  (32)      $ 16
  Depreciation differences                          --         251
  Gain on sale                                      --         286
  Other                                            177          (6)
Net taxable income to partners                  $  145       $ 547
Federal taxable income per limited
  partnership unit                              $ 4.13      $ 9.59

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2004 (in thousands):

Net liabilities as reported                $(10,735)
  Land and buildings                           (428)
  Accumulated depreciation                       93
  Syndication and distribution costs          4,485
  Other                                         718

Net liabilities - Federal tax basis        $ (5,867)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $163,000 and $177,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $182,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively, which is included in interest and general and administrative expenses, loss from discontinued operations and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $40,000 and $37,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $344,000 of accrued accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2004 and 2003.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2004, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During both the years ended December 31, 2004 and 2003, the Managing General
Partner advanced additional amounts of approximately $487,000 to the Partnership. The Partnership repaid approximately $22,000 during the year ended December 31, 2003. There were no payments made during the year ended December 31, 2004. At December 31, 2004, the Partnership has a balance of approximately $3,731,000 under this Partnership Revolver, which includes accrued interest of approximately $223,000. During the year ended December 31, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 7.25% at December 31, 2004, was approximately $203,000 and $172,000, respectively, and is included in interest expense. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $950,000 to the Partnership to pay for clean-up and construction costs related to hurricane damage at the two investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Disposition of Investment Property

On April 21, 2003, the Partnership sold Palisades Apartments to a third party for approximately $4,688,000. The net proceeds realized by the Partnership were approximately $4,517,000 after payment of closing costs. The remaining proceeds were used to repay the mortgage encumbering the investment property and to repay certain debt obligations of the Partnership. No amount remained to be distributed to the partners. As a result of the sale, the Partnership realized a gain of approximately $606,000 for the year ended December 31, 2003, and this amount is shown as gain on sale of discontinued operations in the accompanying statements of operations. The property's operations, a loss of approximately $400,000 for the year ended December 31, 2003 are shown as loss from discontinued operations. This included revenues of approximately $153,000 for the year ended December 31, 2003.

In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $7,000 for the year ended December 31, 2003 due to a write off of unamortized loan costs which is also included in loss from discontinued operations in the accompanying statements of operations.

Note F - Casualties

In August and September 2004, Willow Park Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At December 31, 2004, the Partnership estimates damage costs of approximately $153,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, the Partnership incurred clean up costs of approximately $47,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations. Of this amount, approximately $39,000 is accrued at December 31, 2004 and is included in other liabilities.

In August and September 2004, Oakwood Village Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates damage costs of approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, the Partnership incurred clean up costs of approximately $124,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Note G - Investment Properties and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                         Personal      Subsequent to
Description              Encumbrances        Land        Property       Acquisition
                        (in thousands)                                 (in thousands)

Willow Park
 Apartments                 $ 3,512         $ 567         $ 5,218         $ 2,638
Oakwood Village
 Apartments                   6,323            589          7,181           3,617
        Totals              $ 9,835        $ 1,156        $12,399         $ 6,255


                    Gross Amount At Which
                           Carried
                     At December 31, 2004
                       (in thousands)
                          Buildings
                         And Related
                          Personal             Accumulated     Date of      Date    Depreciable
Description       Land    Property    Total    Depreciation  Construction Acquired     Life
                                              (in thousands)
Willow Park
 Apartments       $ 574    $ 7,849   $ 8,423     $ 6,935        1973       12/82    5-30 yrs
Oakwood Village
 Apartments          595    10,792    11,387       9,604        1973       08/82    5-30 yrs
     Totals      $ 1,169   $18,641   $19,810     $16,539

Reconciliation of "investment properties and accumulated depreciation":

                                                      December 31,
                                                   2004          2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                     $ 19,237      $ 33,663
    Property improvements and replacements            672           701
    Write offs                                        (99)      (15,127)
Balance at end of year                           $ 19,810      $ 19,237

Accumulated Depreciation
Balance at beginning of year                     $ 16,274      $ 26,716
    Additions charged to expense                      364           851
    Write offs                                        (99)      (11,293)
Balance at end of year                           $ 16,539      $ 16,274

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $19,382,000 and $18,814,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $16,446,000 and $16,081,000, respectively.

Note H - Abandonment of Limited Partnership Units

During the year ended December 31, 2004, the number of Limited Partnership Units decreased by 5 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note I - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                      Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

                                          Number of Units    Percentage

AIMCO IPLP, L.P.                              37,149           45.02%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        16,751           20.31%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $163,000 and $177,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $182,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively, which is included in interest and general and administrative expenses, loss from discontinued operations and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $40,000 and $37,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, the Partnership owed an affiliate of the Managing General Partner approximately $344,000 of accrued accountable administrative expenses which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2004 and 2003.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of December 31, 2004, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During both the years ended December 31, 2004 and 2003, the Managing General
Partner advanced additional amounts of approximately $487,000 to the Partnership. The Partnership repaid approximately $22,000 during the year ended December 31, 2003. There were no payments made during the year ended December 31, 2004. At December 31, 2004, the Partnership has a balance of approximately $3,731,000 under this Partnership Revolver, which includes accrued interest of approximately $223,000. During the year ended December 31, 2004 and 2003, interest on the advances, at the rate of prime plus 2%, or 7.25% at December 31, 2004, was approximately $203,000 and $172,000, respectively, and is included in interest expense. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $535,000 to the Partnership to pay for clean-up and construction costs related to hurricane damage at the two investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $37,000 and $47,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 and $14,000 for 2004 and 2003, respectively.

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


                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and            Date: March 25, 2005
Martha L. Long                Senior Vice President


/s/Stephen B. Waters          Vice President          Date: March 25, 2005
Stephen B. Waters

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

10.19 Purchase and Sale Contract between National Property Investors 5, as Seller and Palisades Apartments, L.L.C., as Purchaser, effective March 20, 2003. Incorporated by reference to Form 8K dated April 21, 2003.

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

Date: March 25, 2005
                                   /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President of NPI Equity
                                   Investments, Inc., equivalent of the chief
                                   executive officer of the Partnership
Exhibit 31.2
                                  CERTIFICATION
I, Stephen B. Waters, certify that:

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

Date:  March 25, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Property Investors 5 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.