Form 10QSB
period 2005-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2005-05-16
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 87
   Receivables and deposits                                                     303
   Other assets                                                                 355
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 19,629
                                                               20,798
       Less accumulated depreciation                          (16,658)        4,140
                                                                            $ 4,885
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 174
   Tenant security deposit liabilities                                           56
   Accrued property taxes                                                        56
   Other liabilities                                                            196
   Due to affiliates (Note B)                                                 5,426
   Mortgage notes payable                                                     9,735

Partners' Deficit
   General partner                                           $ (1,442)
   Limited partners (82,508 units
      issued and outstanding)                                  (9,316)      (10,758)
                                                                            $ 4,885


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2005           2004
Revenues:
  Rental income                                           $   812        $   744
  Other income                                                 81             81
       Total revenues                                         893            825

Expenses:
  Operating                                                   442            345
  General and administrative                                   44             41
  Depreciation                                                 98             90
  Interest                                                    269            243
  Property taxes                                               63             56
       Total expenses                                         916            775

Net (loss) income                                         $   (23)       $    50

Net (loss) income allocated to general partner (3%)       $    (1)       $     2
Net (loss) income allocated to limited partners (97%)         (22)            48
                                                          $   (23)       $    50
Per limited partnership unit:
Net (loss) income                                         $ (0.27)       $  0.58

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258

Partners' deficit at
   December 31, 2004                  82,508     $(1,441)     $(9,294)     $(10,735)

Net loss for the three months
   ended March 31, 2005                   --          (1)         (22)          (23)

Partners' deficit at
   March 31, 2005                     82,508     $(1,442)     $(9,316)    $(10,758)


                See Accompanying Notes to Financial Statements



                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                    2005     2004
Cash flows from operating activities:
  Net (loss) income                                              $ (23)       $ 50
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                    98           90
     Amortization of loan costs                                       4            4
     Change in accounts:
      Receivables and deposits                                       (4)           7
      Other assets                                                  (37)         (96)
      Accounts payable                                               67          (67)
      Due to affiliates                                             111           50
      Tenant security deposit liabilities                            (4)          (3)
      Accrued property taxes                                         56           55
      Other liabilities                                             (53)         (20)

       Net cash provided by operating activities                    215           70

Cash flows used in investing activities:
  Property improvements and replacements                         (1,074)         (67)

Cash flows from financing activities:
  Payments of mortgage notes payable                               (100)         (76)
  Advances from affiliates                                          950           49
       Net cash provided by (used in) financing activities          850          (27)

Net decrease in cash and cash equivalents                            (9)         (24)

Cash and cash equivalents at beginning of period                     96           90
Cash and cash equivalents at end of period                        $ 87        $ 66

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 221        $ 189
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                        $ 20        $ --

At December 31, 2004, approximately $127,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2005.


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 for the three months ended March 31, 2005 and 2004, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $160,000 and $33,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in interest, general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $122,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. As of March 31, 2005, the Partnership owed approximately $380,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2005 or 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of March 31, 2005, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the three months ended March 31, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $950,000 and $49,000, respectively, to the Partnership. At March 31, 2005, the Partnership has a balance of approximately $4,756,000 under this Partnership Revolver, which includes accrued interest of approximately $298,000. During the three months ended March 31, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 7.75% at March 31, 2005, was approximately $75,000 and $46,000, respectively, and is included in interest expense.

Note C - Casualties

In August and September 2004, Willow Park Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At March 31, 2005, the Partnership estimates damage costs of approximately $112,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.

In August and September 2004, Oakwood Village Apartments experienced damage from Hurricanes Frances and Jeanne. At March 31, 2005, the Partnership estimates damage costs of approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, during the three months ended March 31, 2005, the Partnership incurred clean up costs of approximately $41,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Willow Park on Lake Adelaide                  96%        89%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        84%        91%
         Winter Park, Florida

The Managing General Partner attributes the increase in occupancy at Willow Park on Lake Adelaide Apartments to relocations into the area by local employers. The Managing General Partner attributes the decrease in occupancy at Oakwood Village Apartments to the damage sustained from Hurricanes Charley and Frances, which have left units unoccupied.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $23,000 compared to net income of approximately $50,000 for the three months ended March 31, 2004. The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating and interest expense. Operating expense increased due increases in property and maintenance expense. Property expense increased due to an increase in the cost of employee apartments at Willow Park Apartments and an increase in salaries and related benefits at both investment properties partially offset by a decrease in contract courtesy patrol at Willow Park Apartments. Maintenance expense increased due to insurance damage expense from the hurricanes at Oakwood Village Apartments. Interest expense increased due to an increase in the outstanding balance of loans due to affiliates.

In August and September 2004, Willow Park Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At March 31, 2005, the Partnership estimates damage costs of approximately $112,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.

In August and September 2004, Oakwood Village Apartments experienced damage from Hurricanes Frances and Jeanne. At March 31, 2005, the Partnership estimates damage costs of approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, during the three months ended March 31, 2005, the Partnership incurred clean up costs of approximately $41,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Total revenues increased due to an increase in rental income. Rental income increased due to an increase in occupancy at Willow Park Apartments, an increase in the average rental rates at both investment properties and a decrease in bad debt expense at both investment properties partially offset by a decrease in occupancy at Oakwood Village Apartments.

Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $87,000 compared to approximately $66,000 at March 31, 2004. For the three months ended March 31, 2005, cash and cash equivalents decreased by approximately $9,000. The decrease in cash and cash equivalents is due to approximately $1,074,000 of cash used in investing activities partially offset by approximately $215,000 of cash provided by operating activities and approximately $850,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the three months ended March 31, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $950,000 and $49,000, respectively, to the Partnership. At March 31, 2005, the Partnership has a balance outstanding of approximately $4,756,000 under this Partnership Revolver, which includes accrued interest of approximately $298,000. During the three months ended March 31, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 7.75% at March 31, 2005, was approximately $75,000 and $46,000, respectively, and is included in interest expense.

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

Willow Park on Lake Adelaide Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $181,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of structural improvements, roof replacement and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $786,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting of construction related to hurricane damage, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,735,000 has maturity dates ranging from January 2020 to March 2021 at which times the loans are scheduled to be fully amortized.

There were no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to the Managing General Partner at March 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.