Form 10QSB
period 2005-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2005-08-15
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 217
   Receivables and deposits                                                     319
   Other assets                                                                 489
   Restricted escrows                                                           389
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 19,669
                                                               20,838
       Less accumulated depreciation                          (16,283)        4,555
                                                                            $ 5,969
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 38
   Tenant security deposit liabilities                                           58
   Accrued property taxes                                                       112
   Other liabilities                                                            225
   Due to affiliates (Note B)                                                 4,032
   Mortgage notes payable                                                    11,820

Partners' Deficit
   General partner                                           $ (1,428)
   Limited partners (82,508 units
      issued and outstanding)                                  (8,888)       (10,316)
                                                                            $ 5,969

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2005       2004       2005        2004

Revenues:
  Rental income                                 $ 857      $ 737     $ 1,669     $ 1,481
  Other income                                      90         85        171         166
  Casualty gain (Note C)                           399         --        399          --
     Total revenues                              1,346        822      2,239       1,647

Expenses:
  Operating                                        375        388        817         733
  General and administrative                        56         46        100          87
  Depreciation                                     104         92        202         182
  Interest                                         313        243        582         486
  Property taxes                                    56         55        119         111
     Total expenses                                904        824      1,820       1,599

Net income (loss)                               $ 442       $ (2)     $ 419        $ 48

Net income allocated to general
  partner (3%)                                   $ 13       $ --       $ 13        $ 1
Net income (loss) allocated to limited
  partners (97%)                                   429         (2)        406          47

Net income (loss)                               $ 442       $ (2)     $ 419        $ 48

Per limited partnership unit:
      Net income (loss)                         $ 5.19    $ (0.02)    $ 4.92      $ 0.57

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257     $ 41,258

Partners' deficit at
   December 31, 2004                  82,508     $(1,441)     $(9,294)     $(10,735)

Net income for the six months
   ended June 30, 2005                    --          13          406           419

Partners' deficit at
   June 30, 2005                      82,508     $(1,428)     $(8,888)    $(10,316)


                See Accompanying Notes to Financial Statements


                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2005       2004
Cash flows from operating activities:
  Net income                                                       $ 419        $ 48
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                     202          182
     Casualty gain                                                   (399)          --
     Amortization of loan costs                                        23            8
     Change in accounts:
      Receivables and deposits                                        (20)         (62)
      Other assets                                                    (28)         (86)
      Accounts payable                                                (49)          (9)
      Tenant security deposit liabilities                              (2)         (10)
      Accrued property taxes                                          112          111
      Other liabilities                                               (24)           5
      Due to affiliates                                              (260)         122
        Net cash (used in) provided by operating activities           (26)         309

Cash flows from investing activities:
  Property improvements and replacements                           (1,613)        (219)
  Insurance proceeds received                                         399           --
  Net deposits to restricted escrows                                 (489)          --
        Net cash used in investing activities                      (1,703)        (219)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (165)        (154)
  Proceeds from mortgage note payable                               2,150           --
  Loan costs paid                                                     (62)          --
  Advances from affiliate                                           1,104           49
  Payments on advances from affiliates                             (1,177)          --
        Net cash provided by (used in) financing activities         1,850         (105)

Net increase (decrease) in cash and cash equivalents                  121          (15)

Cash and cash equivalents at beginning of period                       96           90
Cash and cash equivalents at end of period                         $ 217        $ 75

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 726        $ 385

At December 31, 2004, approximately $127,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2005.

                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$87,000 and $81,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $247,000 and $63,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in interest, general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $169,000 and $3,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. As of June 30, 2005, the Partnership owed approximately $279,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2005 or 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005, and 2004, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $46,000 for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of June 30, 2005, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the six months ended June 30, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,104,000 and $49,000, respectively, to the Partnership. During the six months ended June 30, 2005, the Partnership repaid approximately $1,538,000 of advances and accrued interest from the mortgage financing at Oakwood Village at Lake Nan Apartments (See Note
D). There were no such payments during the six months ended June 30, 2004. At June 30, 2005, the Partnership has a balance of approximately $3,463,000 under this Partnership Revolver, which includes accrued interest of approximately $28,000. During the six months ended June 30, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 8.25% at June 30, 2005, was approximately $168,000 and $94,000, respectively, and is included in interest expense.

Note C - Casualties

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At June 30, 2005, the Partnership estimates damage costs to be approximately $112,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. At June 30, 2005, the Partnership estimates damage costs to be approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $399,000 which are being held by the mortgage lender. The Partnership recognized a casualty gain of approximately $399,000. In addition, during the six months ended June 30, 2005, the Partnership incurred clean up costs of approximately $54,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Note D - Second Mortgage Financing

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000. The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008. Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 6.34% at June 30, 2005. Capitalized loan costs incurred on the financing were approximately $62,000. After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,990,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Oakwood Village at Lake Nan Apartments. The modification of terms consisted of an interest rate of 7.48%, monthly payments of approximately $43,000, commencing July 1, 2005 through the maturity of July 1, 2015, at which time a balloon payment of approximately $5,395,000 is due. The previous terms consisted of monthly payments of approximately $55,000 with a stated interest rate of 7.18% through the maturity date of March 1, 2021, at which time the loan was scheduled to be fully amortized.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Willow Park on Lake Adelaide                  97%        87%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        89%        89%
         Winter Park, Florida

The Managing General Partner attributes the increase in occupancy at Willow Park on Lake Adelaide Apartments to improved market conditions in the local area.

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

Results of Operations

For the three months ended June 30, 2005, the Partnership had net income of approximately $442,000 compared to a net loss of approximately $2,000 for the corresponding period in 2004. For the six months ended June 30, 2005, the Partnership had net income of approximately $419,000 compared to net income of approximately $48,000 for the corresponding period in 2004. The decrease in net loss and the increase in net income for the three and six month periods is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for both periods increased due to an increase in rental income and a casualty gain recognized in 2005. Rental income increased due to an increase in occupancy at Willow Park on Lake Adelaide Apartments, an increase in the average rental rates at both investment properties, and a decrease in bad debt expense at both investment properties.

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At June 30, 2005, the Partnership estimates damage costs to be approximately $112,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. At June 30, 2005, the Partnership estimates damage costs to be approximately $738,000, which the Partnership estimates to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. During the six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $399,000, which are being held by the mortgage lender. The Partnership recognized a casualty gain of approximately $399,000. In addition, during the six months ended June 30, 2005, the Partnership incurred clean up costs of approximately $54,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Total expenses for the three month period increased due to an increase in depreciation and interest expenses. Total expenses for the six month period increased due to increases in operating, depreciation, and interest expenses. Operating expense for the six month period increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to an increase in referral fees at Oakwood Village at Lake Nan Apartments. Property expense increased due to an increase in the cost of employee apartments at Willow Park on Lake Adelaide Apartments and an increase in salaries and related benefits at both investment properties. Maintenance expense increased due to an increase in cleanup costs related to the hurricane at Oakwood Village at Lake Nan Apartments. Depreciation expense for both periods increased due to assets placed into service at Oakwood Village at Lake Nan Apartments. Interest expense for both periods increased due to an increase in the outstanding balance of loans due to affiliates of the Managing General Partner and the addition of the second mortgage on Oakwood Village at Lake Nan Apartments.

Included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $217,000 compared to approximately $75,000 at June 30, 2004. For the six months ended June 30, 2005, cash and cash equivalents increased by approximately $121,000. The increase in cash and cash equivalents is due to approximately $1,850,000 of cash provided by financing activities, partially offset by approximately $26,000 of cash used in operating activities and approximately $1,703,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the second mortgage on Oakwood Village at Lake Nan Apartments and advances received from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the investment properties, repayments of advances and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership. During the six months ended June 30, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,104,000 and $49,000, respectively, to the Partnership. During the six months ended June 30, 2005, the Partnership repaid approximately $1,538,000 of advances and accrued interest from the mortgage financing at Oakwood Village at Lake Nan Apartments (as discussed below). There were no such payments during the six months ended June 30, 2004. At June 30, 2005, the Partnership has a balance of approximately $3,463,000 under this Partnership Revolver, which includes accrued interest of approximately $28,000. During the six months ended June 30, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 8.25% at June 30, 2005, was approximately $168,000 and $94,000, respectively, and is included in interest expense.

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000. The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008. Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 6.34% at June 30, 2005. Capitalized loan costs incurred on the financing were approximately $62,000. After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,990,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Oakwood Village at Lake Nan Apartments. The modification of terms consisted of an interest rate of 7.48%, monthly payments of approximately $43,000, commencing July 1, 2005 through the maturity of July 1, 2015, at which time a balloon payment of approximately $5,395,000 is due. The previous terms consisted of monthly payments of approximately $55,000 with a stated interest rate of 7.18% through the maturity date of March 1, 2021, at which time the loan was scheduled to be fully amortized.

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

Willow Park on Lake Adelaide Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $254,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting primarily of structural improvements, major landscaping, roof replacement and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $1,232,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of construction related to hurricane damage, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Willow Park on Lake Adelaide Apartments of approximately $3,451,000 matures in January 2020 at which time the loan is scheduled to be fully amortized. The first mortgage encumbering Oakwood Village at Lake Nan Apartments of approximately $6,219,000 matures in July 2015 at which time a balloon payment of approximately $5,395,000 is due. The second mortgage encumbering Oakwood Village at Lake Nan Apartments of approximately $2,150,000 matures in June 2008 at which time the full principal balance is due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to the Managing General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                    NATIONAL PROPERTY INVESTORS 5


                                    By:   NPI EQUITY INVESTMENTS, INC.
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 15, 2005

                          NATIONAL PROPERTY INVESTORS 5

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

10.20 Multifamily Note dated June 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank, incorporated by reference to Current Report on Form 8-K dated June 1, 2005.


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

Date:  August 15, 2005

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

Date:  August 15, 2005



                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.