Form 10QSB
period 2005-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2005-11-14
CIK 355637

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                          NATIONAL PROPERTY INVESTORS 5
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 117
   Receivables and deposits                                                      186
   Other assets                                                                  359
   Restricted escrow                                                             374
   Investment properties:
       Land                                                  $ 1,169
       Buildings and related personal property                 19,835
                                                                          21,004
       Less accumulated depreciation                          (16,368)        4,636
                                                                            $ 5,672
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 99
   Tenant security deposit liabilities                                           59
   Accrued property taxes                                                       168
   Other liabilities                                                            229
   Due to affiliates (Note B)                                                 3,499
   Mortgage notes payable                                                    11,774

Partners' Deficit
   General partner                                           $ (1,424)
   Limited partners (82,508 units
      issued and outstanding)                                  (8,732)      (10,156)
                                                                            $ 5,672


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                                2005       2004        2005        2004
Revenues:
  Rental income                                $ 738       $ 770     $ 2,407     $ 2,251
  Other income                                    114          96        285         262
  Casualty gain (Note C)                          241          --        640          --
     Total revenues                             1,093         866      3,332       2,513

Expenses:
  Operating                                       411         557      1,228       1,290
  General and administrative                       46          25        146         112
  Depreciation                                    115          89        317         271
  Interest                                        305         243        887         729
  Property taxes                                   56          56        175         167
     Total expenses                               933         970      2,753       2,569

Net income (loss)                              $ 160      $ (104)     $ 579       $ (56)

Net income (loss) allocated to general
  partner (3%)                                  $ 5        $ (3)       $ 17        $ (2)
Net income (loss) allocated to limited
  partners (97%)                                  155        (101)       562         (54)

                                               $ 160      $ (104)    $   579      $ (56)
Per limited partnership unit:
Net income (loss)                              $ 1.88     $ (1.22)   $  6.81     $ (0.65)


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        82,513       $ 1        $41,257      $41,258

Partners' deficit at
   December 31, 2004                  82,508     $(1,441)     $(9,294)    $(10,735)

Net income for the nine months
   ended September 30, 2005               --          17          562          579

Partners' deficit at
   September 30, 2005                 82,508     $(1,424)     $(8,732)    $(10,156)


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2005        2004
Cash flows from operating activities:
  Net income (loss)                                                $ 579        $ (56)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Casualty gain                                                   (640)          --
     Depreciation                                                     317          271
     Amortization of loan costs                                        36           11
     Change in accounts:
      Receivables and deposits                                        121          (60)
      Other assets                                                    (11)         (91)
      Accounts payable                                                (85)         (40)
      Tenant security deposit liabilities                              (1)         (15)
      Accrued property taxes                                          168          167
      Other liabilities                                               (28)          75
      Due to affiliates                                              (529)         200
        Net cash (used in) provided by operating activities           (73)         462

Cash flows from investing activities:
  Property improvements and replacements                           (1,712)        (310)
  Insurance proceeds received                                         640           --
  Net deposits to restricted escrows                                 (374)          --
        Net cash used in investing activities                      (1,446)        (310)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (211)        (233)
  Proceeds from mortgage note payable                               2,150           --
  Loan costs paid                                                     (62)          --
  Advances from affiliate                                           1,104           49
  Payments on advances from affiliates                             (1,441)          --
        Net cash provided by (used in) financing activities         1,540         (184)

Net increase (decrease) in cash and cash equivalents                   21          (32)

Cash and cash equivalents at beginning of period                       96           90
Cash and cash equivalents at end of period                         $ 117        $ 58

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,032       $ 564
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable        $ 97        $ 31

At December 31, 2004, approximately $127,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2005.


                See Accompanying Notes to Financial Statements

                          NATIONAL PROPERTY INVESTORS 5
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $135,000 and $123,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $303,000 and $99,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in interest, general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $12,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. As of September 30, 2005, the Partnership owed approximately $14,000 of accrued accountable administrative expenses to an affiliate of the Managing General Partner, which is included in due to affiliates on the accompanying balance sheet.

For services relating to the administration of the Partnership and operation of the Partnership's properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2005 or 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $46,000 for insurance coverage and fees associated with policy claims administration.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992. The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As of September 30, 2005, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of the investment properties and the Partnership. During the nine months ended September 30, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,104,000 and $49,000, respectively, to the Partnership. During the nine months ended September 30, 2005, the Partnership repaid approximately $1,880,000 of advances and accrued interest from the mortgage financing at Oakwood Village at Lake Nan Apartments (See Note D). There were no such payments during the nine months ended September 30, 2004. At September 30, 2005, the Partnership has a balance of approximately $3,195,000 under this Partnership Revolver, which includes accrued interest of approximately $24,000. During the nine months ended September 30, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 8.75% at September 30, 2005, was approximately $240,000 and $145,000, respectively, and is included in interest expense.

Note C - Casualties

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At September 30, 2005, the Partnership estimates damage costs to be approximately $167,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $14,000 which were not covered by insurance, and these costs are reflected in operating expenses on the accompanying statements of operations.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. Reconstruction of the units was completed during the third quarter of 2005. During the nine months ended September 30, 2005, a casualty gain of approximately $640,000 was recorded at Oakwood Village at Lake Nan Apartments. The gain was the result of the receipt of insurance proceeds of approximately $640,000. The assets that were written off were fully depreciated. In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $56,000 which were not covered by insurance, and these costs are reflected in operating expenses on the accompanying statements of operations.

Note D - Second Mortgage Financing

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000. The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008. Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 6.32% at September 30, 2005. Capitalized loan costs incurred on the financing were approximately $62,000. After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,990,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Note F - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell Oakwood Village on Lake Nan Apartments for a purchase price of approximately $19,235,000. The anticipated closing date is January 31, 2006. For the nine months ended September 30, 2005 the property had total revenues of approximately $2,692,000 and net income of approximately $698,000. The net book value of Oakwood Village on Lake Nan Apartments assets at September 30, 2005 was approximately $2,895,000.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Willow Park on Lake Adelaide                  97%        90%
         Altamonte Springs, Florida
      Oakwood Village at Lake Nan Apartments        91%        89%
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

Results of Operations

For the three and nine months ended September 30, 2005, the Partnership had net income of approximately $160,000 and $579,000, respectively. For the three and nine months ended September 30, 2004, the Partnership had a net loss of approximately $104,000 and $56,000, respectively. The increase in net income for the three month period is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the nine month period is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three month period due to a casualty gain recognized in 2005 and increases in both rental and other income. The increase in rental income is attributable to an increase in occupancy and the average rental rate at Willow Park on Lake Adelaide Apartments. Other income increased due to an increase in interest income. Total income increased for the nine month period due to a casualty gain recognized in 2005 and an increase in rental and other income. Rental income increased due to an increase in both the occupancy and the average rental rate at both investment properties and a decrease in bad debt expense at Willow Park on Lake Adelaide Apartments. Other income increased due to an increase in lease cancellation fees and utility reimbursements at Willow Park on Lake Adelaide Apartments.

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne. At September 30, 2005, the Partnership estimates damage costs to be approximately $167,000. The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs. The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated. In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $14,000 which were not covered by insurance, and these costs are reflected in operating expenses on the accompanying statements of operations.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. Reconstruction of the units was completed during the third quarter of 2005. During the nine months ended September 30, 2005, a casualty gain of approximately $640,000 was recorded at Oakwood Village at Lake Nan Apartments. The gain was the result of the receipt of insurance proceeds of approximately $640,000. The assets that were written off were fully depreciated. In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $56,000, which were not covered by insurance proceeds, and these costs are reflected in operating expenses on the accompanying statements of operations.

Total expenses for the three month period decreased due to a decrease in operating expenses partially offset by an increase in general and administrative, depreciation, and interest expense. Total expenses for the nine month period increased due to increases in general and administrative, depreciation, and interest expense partially offset by a decrease in operating expense. Property tax expense was relatively constant for both the three and nine month comparable periods. Operating expense decreased for both periods due to a decrease in advertising and maintenance expense partially offset by an increase in property and administrative expenses for the nine months ended September 30, 2005. Maintenance expense decreased due to less hurricane clean up costs incurred during 2005 than were incurred during 2004 related to several hurricanes which impacted both properties during 2004. Advertising expense decreased as a result of less referral fees and periodical costs especially at Oakwood Village on Lake Nan. Property expense increased for the nine months ended September 30, 2005 due to increases in salaries and related benefits and employee apartments. Administrative costs increased for the nine months ended September 30, 2005 due to an increase in costs associated with maintaining call centers to provide improved information to prospective tenants related to the properties. Depreciation expense for both periods increased due to assets placed into service at Oakwood Village at Lake Nan Apartments. Interest expense for both periods increased due to an increase in the outstanding balance of loans due to affiliates of the Managing General Partner and the addition of the second mortgage on Oakwood Village at Lake Nan Apartments.

General and administrative expenses increased due to an increase in the costs related to the annual audit of the Partnership and to an increase in the costs associated with the management reimbursements charged to the Partnership. Included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $117,000 compared to approximately $58,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents increased by approximately $21,000. The increase in cash and cash equivalents is due to approximately $1,540,000 of cash provided by financing activities partially offset by approximately $1,446,000 and $73,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of proceeds from the second mortgage on Oakwood Village at Lake Nan Apartments and advances received from an affiliate of the Managing General Partner partially offset by repayments of advances received from an affiliate of the Managing General Partner, principal payments on the mortgages encumbering the investment properties, and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of the investment properties and the Partnership. During the nine months ended September 30, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,104,000 and $49,000, respectively, to the Partnership. During the nine months ended September 30, 2005, the Partnership repaid approximately $1,880,000 of advances and accrued interest from the mortgage financing at Oakwood Village at Lake Nan Apartments (as discussed below). There were no such payments during the nine months ended September 30, 2004. At September 30, 2005, the Partnership has a balance of approximately $3,195,000 under this Partnership Revolver, which includes accrued interest of approximately $24,000. During the nine months ended September 30, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 8.75% at September 30, 2005, was approximately $240,000 and $145,000, respectively, and is included in interest expense.

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000. The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008. Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 6.32% at September 30, 2005. Capitalized loan costs incurred on the financing were approximately $62,000. After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,990,000.

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

Willow Park on Lake Adelaide Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $397,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting primarily of structural improvements, major landscaping, roof replacement and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $1,285,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of construction related to hurricane damage, parking lot upgrades, exterior painting, fencing, and appliance and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Willow Park on Lake Adelaide Apartments of approximately $3,419,000 matures in January 2020 at which time the loan is scheduled to be fully amortized. The first mortgage encumbering Oakwood Village at Lake Nan Apartments of approximately $6,205,000 matures in July 2015 at which time a balloon payment of approximately $5,395,000 is due. The second mortgage encumbering Oakwood Village at Lake Nan Apartments of approximately $2,150,000 matures in June 2008 at which time the full principal balance is due. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amount due to the Managing General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: November 14, 2005

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

10.18 Multifamily Note between the Registrant and GMAC Commercial Mortgage Corporation, dated February 13, 2001, as it pertains to Oakwood Village at Lake Nan Apartments.
                  Incorporated by reference to the Partnership's Annual Report on Form 10-KSB for the period ended December 31, 2000.

                          NATIONAL PROPERTY INVESTORS 5

10.20 Multifamily Note dated June 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank, as it relates to Oakwood Village at Lake Nan Apartments. Incorporated by reference to Current Report on Form 8-K dated June 1, 2005.

10.21 Purchase and Sale Contract between National Property Investors 5, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005. Related to sale of Oakwood Village at Lake Nan Apartments. Incorporated by reference to the Partnership's Current Report on Form 8-K dated November 2, 2005.

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

Date:  November 14, 2005

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

Date:  November 14, 2005



                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of NPI Equity Investments,
                                    Inc., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.