Form 10KSB
period 2005-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2006-03-31
CIK 355637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11095

NATIONAL PROPERTY INVESTORS 5
(Name of small business issuer in its charter)

California	22-2385051
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,340,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees.  The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  Limited Partners have no right to participate in the management or conduct of such business and affairs.  Affiliates of the Managing General Partner provide day to day management services to the Partnership's investment properties.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$ 9,092	$ 7,125	5-30 yrs	S/L	$ 1,719
Oakwood Village
At Lake Nan
Apartments	12,235	9,359	5-30 yrs	S/L	2,092
Totals	$21,327	$16,484			$ 3,811

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (4)
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments
1st mortgage	$ 3,387	8.27%(1)	360 mos(2)	12/01/15	$ 3,045
2nd mortgage	2,900	5.62%(1)	360 mos(2)	12/01/15	2,430
Oakwood Village
at Lake Nan
Apartments
1st mortgage	6,191	7.38%(1)	360 mos	07/01/15	5,395
2nd mortgage	2,150	(3)	(3)	06/01/08	2,150
Totals	$14,628				$13,020

(1)

Fixed rate mortgages.

(2)

On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide on Lake Adelaide in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $106,000.  After payment of closing costs, the Partnership received proceeds of approximately $2,794,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Willow Park on Lake Adelaide on Lake Adelaide.  The modification of terms consisted of a fixed interest rate of 8.27%, monthly payments of principal and interest of approximately $25,000, commencing December 1, 2005 through the maturity of December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The previous terms consisted of monthly payments of approximately $34,000 with a stated fixed interest rate of 8.02% through the maturity date of January 1, 2020, at which time the loan was scheduled to be fully amortized.

(3)

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan at Lake Nan Apartments in the amount of $2,150,000.  The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008.  Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 7.38% at December 31, 2005.  Capitalized loan costs incurred on the financing were approximately $84,000.  After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,976,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Oakwood Village at Lake Nan at Lake Nan Apartments.  The modification of terms consisted of a fixed interest rate of 7.48%, monthly payments of principal and interest of approximately $43,000, commencing July 1, 2005 through the maturity of July 1, 2015, at which time a balloon payment of approximately $5,395,000 is due.  The previous terms consisted of monthly payments of approximately $55,000 with a stated fixed interest rate of 7.18% through the maturity date of March 1, 2021, at which time the loan was scheduled to be fully amortized.

(4)

See "Note B – Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to repay these loans and other details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Willow Park on Lake
Adelaide Apartments	$7,837	$7,352	98%	91%
Oakwood Village at Lake Nan
Apartments	7,953	7,445	93%	86%

The Managing General Partner attributes the increase in occupancy at both of the investment properties to improved market conditions in the local area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the properties are adequately insured.  The properties are apartment complexes which lease units for terms of one year or less.  No tenant leases 10% or more of the available rental space.  Each of the properties is in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate
	(in thousands)
Willow Park on Lake Adelaide
Apartments	$ 87	1.84%
Oakwood Village at Lake Nan
Apartments	125	1.78%

Capital Improvements

Willow Park on Lake Adelaide on Lake Adelaide Apartments

During the year ended December 31, 2005, the Partnership completed approximately $676,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of roof replacement, major landscaping, structural improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan at Lake Nan Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,328,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of construction related to hurricane damage, parking lot upgrades, exterior painting, fencing, and appliance and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property and anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units aggregating $41,256,500.  As of December 31, 2005, the Partnership had 82,508 units outstanding held by 1,866 limited partners of record. Affiliates of the Managing General Partner owned 53,900 units or 65.33% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not distribute any funds during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $617,000 for the year ended December 31, 2005 compared to a net loss of approximately $32,000 for the year ended December 31, 2004.  The increase in net income was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the year ended December 31, 2005 primarily due to a casualty gain recognized in 2005 and to a lesser extent as a result of an increase in rental and other income.   Rental income increased due to increases in occupancy and the average rental rates at Oakwood Village at Lake Nan and Willow Park on Lake Adelaide Apartments and a decrease in bad debt expense at Willow Park on Lake Adelaide Apartments partially offset by an increase in bad debt expense at Oakwood Village at Lake Nan Apartments. Other income increased due to an increase in interest income and an increase in utility reimbursements at Willow Park on Lake Adelaide Apartments.

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne.  At December 31, 2005, the Partnership estimates damage costs to be approximately $167,000.  The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs.  The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.  In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $14,000 which were not covered by insurance, and these costs are reflected as operating expenses.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. Reconstruction of the units was completed during the third quarter of 2005.  During the year ended December 31, 2005, a casualty gain of approximately $640,000 was recorded at Oakwood Village at Lake Nan Apartments. The gain was the result of the receipt of insurance proceeds of approximately $640,000.  The assets that were written off were fully depreciated. In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $56,000, which were not covered by insurance proceeds, and these costs are reflected as operating expenses.

The increase in total expenses is due to increases in general and administrative, depreciation, and interest expenses partially offset by a decrease in operating expense.  Property tax expense was relatively constant for the year ended December 31, 2005.  The increase in depreciation expense is due to the increase in assets being placed into service at both investment properties.  The increase in interest expense is due to second mortgages being obtained at both investment properties during the year ended December 31, 2005 and an increase in interest expense on advances from an affiliate of the Managing General Partner.  The decrease in operating expense is due to a decrease in maintenance expense partially offset by an increase in property expense.  Maintenance expense decreased due to the decrease in hurricane clean up costs incurred during 2005 as compared to 2004 related to several hurricanes which impacted both properties during 2004.  Property expense increased due to an increase in salaries and benefits at both investment properties and increase in employee apartments at Willow Park on Lake Adelaide Apartments and an increase in sewer costs at both investment properties.

General and administrative expense increased due to an increase in costs associated with audit and tax services and other professional fees associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004, are costs of services included in management reimbursements to the Managing General Partner and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Capital Resources and Liquidity

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $481,000 compared to approximately $96,000 at December 31, 2004.  For the year ended December 31, 2005, cash and cash equivalents increased by approximately $385,000.  The increase in cash and cash equivalents is due to approximately $1,951,000 of cash provided by financing activities partially offset by approximately $1,476,000 and $90,000 of cash used in investing and operating activities, respectively.  Cash provided by financing activities consisted of proceeds from the second mortgages on Oakwood Village at Lake Nan at Lake Nan Apartments and Willow Park on Lake Adelaide on Lake Adelaide, and advances received from an affiliate of the Managing General Partner partially offset by repayments of advances received from an affiliate of the Managing General Partner, principal payments on the mortgages encumbering the investment properties, and the payment of loan costs.  Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  These additional funds were needed to fund operating expenses of both investment properties and the Partnership.  During the years ended December 31, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,162,000 and $487,000, respectively, to the Partnership. The Partnership repaid approximately $4,380,000 of advances and accrued interest from the mortgage financings at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the year ended December 31, 2005. There were no such payments made during the year ended December 31, 2004. At December 31, 2005, the Partnership has a balance of approximately $814,000 under this Partnership Revolver, which includes accrued interest of approximately $8,000. During the years ended December 31, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 9.25% at December 31, 2005, was approximately $300,000 and $203,000, respectively, and is included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide Apartments in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $106,000.  After payment of closing costs, the Partnership received proceeds of approximately $2,794,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Willow Park on Lake Adelaide Apartments.  The modification of terms consisted of a fixed interest rate of 8.27%, monthly payments of principal and interest of approximately $25,000, commencing December 1, 2005 through the maturity of December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The previous terms consisted of monthly payments of approximately $34,000 with a stated fixed interest rate of 8.02% through the maturity date of January 1, 2020, at which time the loan was scheduled to be fully amortized.

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000.  The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008.  Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 7.38% at December 31, 2005.  Capitalized loan costs incurred on the financing were approximately $84,000.  After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,976,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Oakwood Village at Lake Nan Apartments.  The modification of terms consisted of a fixed interest rate of 7.48%, monthly payments of approximately $43,000, commencing July 1, 2005 through the maturity of July 1, 2015, at which time a balloon payment of approximately $5,395,000 is due.  The previous terms consisted of monthly payments of approximately $55,000 with a stated fixed interest rate of 7.18% through the maturity date of March 1, 2021, at which time the loan was scheduled to be fully amortized.

Subsequent to December 31, 2005, the Partnership entered into a purchase and sale agreement to sell Oakwood Village at Lake Nan Apartments to a third party for a purchase price of approximately $19,235,000.  The anticipated closing date for the transaction is March 31, 2006.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Oakwood Village at Lake Nan Apartments as held for investment and the operations of Oakwood Village at Lake Nan Apartments as continuing operations. At December 31, 2005, the carrying amounts of the mortgage notes payable and the investment property for Oakwood Village at Lake Nan Apartments are approximately $8,341,000 and $2,876,000, respectively. The operating results of Oakwood Village at Lake Nan Apartments for the years ended December 31, 2005 and 2004 were $796,000 and $284,000, respectively, which included revenues of approximately $2,806,000 and $2,132,000, respectively.

The Partnership did not distribute any funds during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancing, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will make any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 5

We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 481
Receivables and deposits		235
Other assets		465
Restricted escrows		93
Investment properties (Notes B, E, F and I):
Land	$ 1,169
Buildings and related personal property	20,158
	21,327
Less accumulated depreciation	(16,484)	4,843
		$ 6,117
Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 140
Tenant security deposits payable		64
Due to affiliates (Note D)		1,155
Other liabilities		248
Mortgage notes payable (Note B)		14,628

Partners' Deficit
General partner	$ (1,422)
Limited partners (82,508 units issued and
outstanding)	(8,696)	(10,118)
		$ 6,117

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2005	2004
Revenues:
Rental income	$ 3,327	$ 3,113
Other income	373	347
Casualty gain (Note E)	640	--
Total revenues	4,340	3,460

Expenses:
Operating	1,695	1,757
General and administrative	191	169
Depreciation	432	364
Interest	1,183	983
Property taxes	222	219
Total expenses	3,723	3,492

Net income (loss)	$ 617	$ (32)

Net income (loss) allocated to general partner (3%)	$ 19	$ (1)
Net income (loss) allocated to limited partners (97%)	598	(31)
	$ 617	$ (32)

Net income (loss) per limited partnership unit:	$ 7.25	$ (0.38)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$41,258

Partners' deficit at
December 31, 2003	82,513	$(1,440)	$(9,263)	$(10,703)

Abandonment of units (Note G)	(5)

Net loss for the year ended
December 31, 2004	--	(1)	(31)	(32)

Partners' deficit at
December 31, 2004	82,508	(1,441)	(9,294)	(10,735)

Net income for the year ended
December 31, 2005	--	19	598	617

Partners' deficit at
December 31, 2005	82,508	$(1,422)	$(8,696)	$(10,118)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 617	$ (32)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Casualty gain	(640)	--
Depreciation	432	364
Amortization of loan costs	32	17
Change in accounts:
Receivables and deposits	64	(228)
Other assets	(28)	(33)
Accounts payable	(55)	(26)
Tenant security deposit liabilities	4	(21)
Other liabilities	(9)	29
Due to affiliates	(507)	308
Net cash (used in) provided by operating activities	(90)	378

Cash flows from investing activities:
Property improvements and replacements	(2,023)	(545)
Net deposits to restricted escrows	(93)	--
Insurance proceeds received	640	--
Net cash used in investing activities	(1,476)	(545)

Cash flows from financing activities:
Payments on mortgage notes payable	(257)	(314)
Proceeds from mortgage notes payable	5,050	--
Loan costs paid	(139)
Advances from affiliates	1,162	487
Payments on advances from affiliates	(3,865)	--
Net cash provided by financing activities	1,951	173

Net increase in cash and cash equivalents	385	6
Cash and cash equivalents at beginning of the year	96	90
Cash and cash equivalents at end of the year	$ 481	$ 96
Supplemental disclosure of cash flow information:
Cash paid for interest, including approximately $515,000
paid to an affiliate during 2005	$ 1,349	$ 749
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 108	$ 127
Financing fees accrued to Managing General Partner
included in due to affiliates and other assets	$ 51	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

Certain amounts for 2004 have been reclassified to conform with 2005 presentation.

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

Investment Properties

Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $463,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $468,000, less accumulated amortization of approximately $73,000, are included in other assets at December 31, 2005.  The loan costs are amortized over the terms of the related loan agreements.  Amortization

NATIONAL PROPERTY INVESTORS 5

Notes to Financial Statements (continued)

expense is included in interest expense. Amortization expense is expected to be approximately $61,000 for each of the years 2006 and 2007, $47,000 for 2008, and $33,000 for 2009 and 2010.

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

Advertising

Advertising costs of approximately $98,000 and $116,000, for the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses.

NATIONAL PROPERTY INVESTORS 5

Notes to Financial Statements (continued)

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Willow Park on Lake
Adelaide Apartments
1st mortgage	$ 3,387	$ 25	8.27%(1)	12/01/15	$ 3,045
2nd mortgage	2,900	17	5.62%(1)	12/01/15	2,430
Oakwood Village at
Lake Nan Apartments
1st mortgage	6,191	43	7.38%(1)	7/01/15	5,395
2nd mortgage	2,150	13	(2)	6/01/08	2,150
Totals	$14,628	$ 98			$13,020

(1)

Fixed rate mortgages.

(2)

Monthly payments of interest only, interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (7.38% at December 31, 2005).

On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide Apartments in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $106,000.  After payment of closing costs, the Partnership received proceeds of approximately $2,794,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Willow Park on Lake Adelaide Apartments.  The modification of terms consisted of a fixed interest rate of 8.27%, monthly payments of principal and interest of approximately $25,000, commencing December 1, 2005 through the maturity of December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The previous terms consisted of monthly payments of approximately $34,000 with a stated fixed interest rate of 8.02% through the maturity date of January 1, 2020, at which time the loan was scheduled to be fully amortized.

On June 1, 2005, the Partnership obtained a second mortgage loan on Oakwood Village at Lake Nan Apartments in the amount of $2,150,000.  The second mortgage requires monthly payments of interest beginning July 1, 2005 until the loan matures June 1, 2008.  Interest on the loan is variable and is equal to the one month LIBOR rate plus 300 basis points, or 7.38% at December 31, 2005.  Capitalized loan costs incurred on the financing were approximately $84,000.  After payment of closing costs and required deposits, the Partnership received proceeds of approximately $1,976,000.

NATIONAL PROPERTY INVESTORS 5

Notes to Financial Statements (continued)

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Oakwood Village at Lake Nan Apartments.  The modification of terms consisted of a fixed interest rate of 7.48%, monthly payments of approximately $43,000, commencing July 1, 2005 through the maturity of July 1, 2015, at which time a balloon payment of approximately $5,395,000 is due.  The previous terms consisted of monthly payments of approximately $55,000 with a stated fixed interest rate of 7.18% through the maturity date of March 1, 2021, at which time the loan was scheduled to be fully amortized.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 118
2007	127
2008	2,287
2009	147
2010	157
Thereafter	11,792
$14,628

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

	2005	2004

Net income (loss) per financial statements	$ 617	$ (32)
Depreciation differences	(60)	--
Casualty gains	(641)	--
Other	(227)	177
Net taxable (loss) income to partners	$ (311)	$ 145
Federal taxable (loss) income
per limited partnership unit	$(3.65)	$ 4.13

NATIONAL PROPERTY INVESTORS 5

Notes to Financial Statements (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$(10,118)
Land and buildings	(578)
Accumulated depreciation	(454)
Syndication and distribution costs	4,485
Other	487

Net liabilities - Federal tax basis	$ (6,178)

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $188,000 and $163,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $352,000 and $167,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $225,000 and $40,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2005 and 2004.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs and are included in other assets. At December 31, 2005, approximately $51,000 was accrued and is included in due to affiliates on the accompanying balance sheet.

NATIONAL PROPERTY INVESTORS 5

Notes to Financial Statements (continued)

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  As of December 31, 2005, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership.  During the years ended December 31, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,162,000 and $487,000, respectively, to the Partnership.  The Partnership repaid approximately $4,380,000 of advances and accrued interest from the mortgage financings at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the year ended December 31, 2005. There were no such payments made during the year ended December 31, 2004. At December 31, 2005, the Partnership has a balance of approximately $814,000 under this Partnership Revolver, which includes accrued interest of approximately $8,000. During the year ended December 31, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 9.25% at December 31, 2005, was approximately $300,000 and $203,000, respectively, and is included in interest expense.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and inabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Casualties

In August and September 2004, Willow Park on Lake Adelaide Apartments experienced damage from Hurricanes Charley, Frances and Jeanne.  At December 31, 2005, the Partnership estimates damage costs to be approximately $167,000.  The Managing General Partner does not anticipate that any insurance proceeds will be received to cover estimated repairs.  The Partnership does not expect a casualty loss to result from these events as the damaged assets were fully depreciated.  In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $14,000 which were not covered by insurance, and these costs are reflected as operating expenses on the accompanying statements of operations.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. Reconstruction of the units was completed during the third quarter of 2005.  During the year ended December 31, 2005, a casualty gain of approximately $640,000 was recorded at Oakwood Village at Lake Nan Apartments. The gain was the result of the receipt of insurance proceeds of approximately $640,000.  The damaged assets that were written off were fully depreciated. In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $56,000, which were not covered by insurance proceeds, and these costs are reflected as operating expenses on the accompanying statements of operations.

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Willow Park on Lake
Adelaide Apartments
1st mortgage	$ 3,387	$ 567	$ 5,218	$ 3,307
2nd mortgage	2,900
Oakwood Village at Lake
Nan Apartments
1st mortgage	6,191	589	7,181	4,465
2nd mortgage	2,150
Totals	$14,628	$ 1,156	$12,399	$ 7,772

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$ 574	$ 8,518	$ 9,092	$ 7,125	1973	12/82	5-30 yrs
Oakwood Village
At Lake Nan
Apartments	595	11,640	12,235	9,359	1973	08/82	5-30 yrs
Totals	$ 1,169	$20,158	$21,327	$16,484

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

Reconciliation of "investment properties and accumulated depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$ 19,810	$ 19,237
Property improvements and replacements	2,004	672
Disposal of property	(487)	(99)
Balance at end of year	$ 21,327	$ 19,810

Accumulated Depreciation
Balance at beginning of year	$ 16,539	$ 16,274
Additions charged to expense	432	364
Disposal of property	(487)	(99)
Balance at end of year	$ 16,484	$ 16,539

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $20,749,000 and $19,382,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $16,938,000 and $16,446,000, respectively.

Note G - Abandonment of Limited Partnership Units

During the year ended December 31, 2004, the number of Limited Partnership Units decreased by 5 units due to limited partners abandoning their units. In abandoning his or her limited partnership unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The net income or net loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note H - Contingencies

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

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS (continued)

Note H – Contingencies (continued)

investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note I – Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a purchase and sale agreement to sell Oakwood Village at Lake Nan Apartments to a third party for a purchase price of approximately $19,235,000.  The anticipated closing date for the transaction is March 31, 2006.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2005 and therefore continues to report the assets and liabilities of Oakwood Village at Lake Nan Apartments as held for investment and the operations of Oakwood Village at Lake Nan Apartments as continuing operations. At December 31, 2005, the carrying amounts of the mortgage notes payable and the investment property for Oakwood Village at Lake Nan Apartments are approximately $8,341,000 and $2,876,000, respectively. The operating results of Oakwood Village at Lake Nan Apartments for the years ended December 31, 2005 and 2004 were $796,000 and $284,000, respectively, which included revenues of approximately $2,806,000 and $2,132,000, respectively.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global

Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known to own of record or beneficially more than five percent of the Units of the Partnership.

	Number of Units	Percentage

AIMCO IPLP, L.P.	37,149	45.03%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	16,751	20.30%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $188,000 and $163,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $352,000 and $167,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $225,000 and $40,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2005 and 2004.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs and are included in other assets. At December 31, 2005, approximately $51,000 was accrued and is included in due to affiliates on the accompanying balance sheet.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  As of December 31, 2005, an incentive management fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. These additional funds were needed to fund operating expenses of two of the investment properties and the Partnership.  During the years ended December 31, 2005 and 2004, the Managing General Partner advanced additional amounts of approximately $1,162,000 and $487,000, respectively, to the Partnership.  The Partnership repaid approximately $4,380,000 of advances and accrued interest from the mortgage financings at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the year ended December 31, 2005. There were no such payments made during the year ended December 31, 2004. At December 31, 2005, the Partnership has a balance of approximately $814,000 under this Partnership Revolver, which includes accrued interest of approximately $8,000. During the years ended December 31, 2005 and 2004, interest on the advances, at the rate of prime plus 2%, or 9.25% at December 31, 2005, was approximately $300,000 and $203,000, respectively, and is included in interest expense on the statements of operations included in “Item 7. Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $50,000 and $46,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $37,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $10,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

10.21

Purchase and Sale Contract between National Property Investors 5, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated November 2, 2005.  Related to sale of Oakwood Village at Lake Nan Apartments.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 2, 2005.

10.22

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between National Property Investors 5 a California limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.23

Multifamily Note, dated December 1, 2005 between National Property Investors 5 a California limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.24

Guaranty, dated December 1, 2005 between AIMCO Properties, L.P. and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.25

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.26

Amended and Restated Multifamily Note dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.27

Amended and Restated Guaranty dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 5 (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.