Form 10QSB
period 2006-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2006-05-15
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 9,280
Receivables and deposits		353
Other assets		267
Investment property:
Land	$ 574
Buildings and related personal property	8,701
	9,275
Less accumulated depreciation	(7,183)	2,092
		$ 11,992
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 438
Tenant security deposit liabilities		26
Accrued property taxes		24
Other liabilities		126
Due to affiliates (Note B)		1,582
Mortgage note payable		6,270

Partners' (Deficiency) Capital
General partner	$ (1,013)
Limited partners (82,508 units
issued and outstanding)	4,539	3,526
		$ 11,992

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Revenues:
Rental income	$ 368	$ 334
Other income	38	33
Total revenues	406	367

Expenses:
Operating	172	142
General and administrative	45	44
Depreciation	58	48
Interest	129	153
Property taxes	24	31
Total expenses	428	418

Loss from continuing operations	(22)	(51)
(Loss) income from discontinued operations (Notes A and C)	(1,566)	28
Gain on sale of discontinued operations (Note C)	15,232	--
Net income (loss)	$13,644	$ (23)

Net income (loss) allocated to general partner (3%)	$ 409	$ (1)
Net income (loss) allocated to limited partners (97%)	13,235	(22)
	$13,644	$ (23)
Per limited partnership unit:
Loss from continuing operations	$ (.26)	$ (.60)
(Loss) income from discontinued operations	(18.41)	0.33
Gain on sale of discontinued operations	179.07	--
Net income (loss) per limited partnership unit	$160.40	$ (0.27)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2005	82,508	$(1,422)	$(8,696)	$(10,118)

Net income for the three months
ended March 31, 2006	--	409	13,235	13,644

Partners' (deficiency) capital at
March 31, 2006	82,508	$(1,013)	$ 4,539	$ 3,526

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$13,644	$ (23)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Gain on sale of investment property	(15,232)	--
Loss on early extinguishment of debt	1,504	--
Depreciation	127	98
Amortization of loan costs	14	4
Change in accounts:
Receivables and deposits	(118)	(4)
Other assets	(34)	(37)
Accounts payable	313	67
Tenant security deposit liabilities	(38)	(4)
Accrued property taxes	24	56
Other liabilities	(122)	(53)
Due to affiliates	32	111
Net cash provided by operating activities	114	215

Cash flows from investing activities:
Property improvements and replacements	(335)	(1,074)
Net withdrawals from restricted escrows	93	--
Net proceeds from sale of investment property	17,293	--
Net cash provided by (used in) investing activities	17,051	(1,074)

Cash flows from financing activities:
Repayment of mortgage notes payable	(8,330)	--
Payments on mortgage notes payable	(28)	(100)
Advances received from affiliate	--	950
Loan costs paid	(8)	--
Net cash (used in) provided by financing activities	(8,366)	850

Net increase (decrease) in cash and cash equivalents	8,799	(9)

Cash and cash equivalents at beginning of period	481	96
Cash and cash equivalents at end of period	$ 9,280	$ 87

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 308	$ 221

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 11	$ 20

At December 31, 2005 and 2004, approximately $108,000 and $127,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006 (see Note C).

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $42,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $160,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $31,000 and $122,000, respectively. At March 31, 2006 approximately $14,000 of accrued accountable administrative expenses were owed to affiliates of the Managing General Partner, which are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2006 or 2005.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs during 2005 and are included in other assets. At March 31, 2006, approximately $51,000 was owed and is included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2006 this amount was paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's properties, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  As of March 31, 2006, an Incentive Compensation Fee of approximately $290,000 has been accrued related to the sale of The Village in 1998 and approximately $395,000 has been accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006 and are included in due to affiliates on the accompanying balance sheet. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003. Subsequent to March 31, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the three months ended March 31, 2005, the Managing General Partner advanced approximately $950,000 to the Partnership. There were no advances received for the three months ended March 31, 2006. At March 31, 2006, the Partnership has a balance of approximately $832,000 under this Partnership Revolver, which includes accrued interest of approximately $27,000.  During the three months ended March 31, 2006 and 2005, interest on the advances, at the rate of prime plus 2%, or 9.75% at March 31, 2006, was approximately $19,000 and $75,000, respectively, and is included in interest expense. Subsequent to March 31, 2006 the outstanding advances and accrued interest were repaid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $77,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $50,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party, for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership and paid by the buyer. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,232,000 for the three months ended March 31, 2006, as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the three months ended March 31, 2006 due to the write-off of approximately $227,000 of unamortized loan costs and the payment of approximately $1,277,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is included in (loss) income from discontinued operations.

The property’s operations, a loss of approximately $62,000 and income of approximately $28,000 for the three months ended March 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $630,000 and $526,000, respectively.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Note E – Subsequent Event

Subsequent to March 31, 2006 the Partnership distributed approximately $6,966,000($6,826,000 to the limited partners or $82.73/unit) from proceeds from the sale of Oakwood Village at Lake Nan Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Willow Park on Lake Adelaide Apartments	98%	96%
Altamonte Springs, Florida

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $13,644,000 compared to a net loss of approximately $23,000 for the three months ended March 31, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party, for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership and paid by the buyer. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $15,232,000 for the three months ended March 31, 2006, as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the three months ended March 31, 2006 due to the write-off of approximately $227,000 of unamortized loan costs and the payment of approximately $1,277,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property, which is included in (loss) income from discontinued operations.

The property’s operations, a loss of approximately $62,000 and income of approximately $28,000 for the three months ended March 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations for the three months ended March 31, 2006 and 2005 are revenues of approximately $630,000 and $526,000, respectively.

Excluding the discontinued operations and gain on sale, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $22,000 and $51,000, respectively. The decrease in loss from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income.  Rental income increased due to an increase in occupancy and in the average rental rate at Willow Park on Lake Adelaide Apartments.  Other income remained relatively constant for the comparable period.

Total expenses increased due to increases in operating and depreciation expense partially offset by decreases in interest and property tax expense.  General and administrative expense remained relatively constant for the comparable period. Operating expense increased due to an increase in insurance expense and management fees. Insurance expense increased due to an increase in hazard premiums. Management fees increased as a result of the increase in rental income on which such fee is based.  Depreciation expense increased due to fixed assets being placed into service during the past twelve months.  Interest expense decreased due to a decrease in interest on advances from affiliates as a result of payments made on the advances during the second half of 2005 partially offset by an increase in interest expense due to second mortgages obtained in 2005. Property tax expense decreased due to a decrease in the assessed value at the Partnership’s property.

Included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with the management of the Partnership. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $9,280,000 compared to approximately $87,000 at March 31, 2005.  For the three months ended March 31, 2006, cash and cash equivalents increased approximately $8,799,000 from December 31, 2005.  The increase in cash and cash equivalents is due to approximately $17,051,000 of cash provided by investing activities and approximately $114,000 of cash provided by operating activities partially offset by approximately $8,366,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Oakwood Village at Lake Nan Apartments and to a lesser extent net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage notes payable for Oakwood Village at Lake Nan Apartments, principal payments made on the mortgages encumbering both investment properties and additional loan costs paid related to the second mortgage obtained on Willow Park at Lake Adelaide Apartments in December 2005. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the three months ended March 31, 2005, the Managing General Partner advanced approximately $950,000 to the Partnership. There were no advances received for the three months ended March 31, 2006. At March 31, 2006, the Partnership has a balance of approximately $832,000 under this Partnership Revolver, which includes accrued interest of approximately $27,000.  During the three months ended March 31, 2006 and 2005, interest on the advances, at the rate of prime plus 2%, or 9.75% at March 31, 2006, was approximately $19,000 and $75,000, respectively, and is included in interest expense. Subsequent to March 31, 2006 the outstanding advances and accrued interest were repaid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership’s properties are detailed below.

Willow Park on Lake Adelaide Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $184,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of parking lot improvements, tennis court improvements and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $54,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership sold Oakwood Village at Lake Nan Apartments to a third party on March 31, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s remaining investment property, Willow Park on Lake Adelaide Apartments, consists of a first mortgage of approximately $3,379,000 and a second mortgage of approximately $2,891,000 both of which mature in December 2015 at which time balloon payments of approximately $3,045,000 and $2,430,000 are due.

There were no distributions during the three months ended March 31, 2006 and 2005. Subsequent to March 31, 2006 the Partnership distributed approximately $6,966,000($6,826,000 to the limited partners or $82.73/unit) from proceeds from the sale of Oakwood Village at Lake Nan Apartments. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after capital expenditures to permit any additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 15, 2006

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

10.22

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between National Property Investors 5 a California limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.23

Multifamily Note, dated December 1, 2005 between National Property Investors 5 a California limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.24

Guaranty, dated December 1, 2005 between AIMCO Properties, L.P. and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.25

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.26

Amended and Restated Multifamily Note dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.27

Amended and Restated Guaranty dated December 1, 2005 between National Property Investors 5 a California limited partnership and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership’s Current Report on Form 8-K dated December 1, 2005.

10.28

Second Amendment to Purchase and Sale Contract between National Property Investors 5, a California limited partnership, and the affiliated Selling Partnerships and The Bethany Group, LLC, a California limited liability company, dated February 9, 2006.  Incorporated by reference to the Partnership’s Current Report on Form 8-K dated February 9, 2006.

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.