Form 10QSB
period 2006-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2006-08-10
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 613
Receivables and deposits		96
Other assets		254
Investment property:
Land	$ 574
Buildings and related personal property	8,880
	9,454
Less accumulated depreciation	(7,246)	2,208
		$ 3,171
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 77
Tenant security deposit liabilities		30
Accrued property taxes		48
Other liabilities		130
Mortgage notes payable		6,257

Partners' Deficit
General partner	$ (1,151)
Limited partners (82,508 units
issued and outstanding)	(2,220)	(3,371)
		$ 3,171

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 378	$ 351	$ 746	$ 685
Other income	57	37	95	70
Total revenues	435	388	841	755

Expenses:
Operating	200	142	372	284
General and administrative	47	56	92	100
Depreciation	63	47	121	95
Interest	120	170	249	323
Property taxes	24	23	48	54
Total expenses	454	438	882	856

Loss from continuing
operations	(19)	(50)	(41)	(101)
Income (loss) from discontinued
operations (Notes A and C)	--	492	(1,566)	520
Gain from sale of discontinued
operations (Note C)	88	--	15,320	--
Net income	$ 69	$ 442	$13,713	$ 419
Net income allocated to general
partner (3%)	$ 2	$ 13	$ 411	$ 13
Net income allocated to limited
partners (97%)	67	429	13,302	406
	$ 69	$ 442	$13,713	$ 419
Per limited partnership unit:
Loss from continuing
operations	$ (0.22)	$ (0.58)	$ (0.47)	$ (1.19)
Income (loss) from discontinued
operations	--	5.78	(18.41)	6.11
Gain from sale of discontinued
operations	1.03	--	180.10	--
Net income per limited
partnership unit	$ 0.81	$ 5.20	$161.22	$ 4.92
Distributions per limited
partnership unit	$ 82.73	$ --	$ 82.73	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2005	82,508	$(1,422)	$(8,696)	$(10,118)

Distributions to partners		(140)	(6,826)	(6,966)

Net income for the six months
ended June 30, 2006	--	411	13,302	13,713

Partners' deficit at
June 30, 2006	82,508	$(1,151)	$(2,220)	$ (3,371)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 13,713	$ 419
Adjustments to reconcile net income to net
cash used in operating activities:
Gain from sale of discontinued operations	(15,320)	--
Loss on early extinguishment of debt	1,504	--
Depreciation	190	202
Casualty gain	--	(399)
Amortization of loan costs	19	23
Change in accounts:
Receivables and deposits	130	(20)
Other assets	25	(28)
Accounts payable	6	(49)
Tenant security deposit liabilities	(34)	(2)
Accrued property taxes	48	112
Other liabilities	(103)	(24)
Due to affiliates	(745)	(260)
Net cash used in operating activities	(567)	(26)

Cash flows from investing activities:
Property improvements and replacements	(486)	(1,613)
Insurance proceeds received	--	399
Net withdrawals from (deposits to) restricted escrows	93	(489)
Net proceeds from sale of discontinued operations	17,293	--
Net cash provided by (used in) investing activities	16,900	(1,703)

Cash flows from financing activities:
Repayment of mortgage notes payable	(8,330)	--
Payments on mortgage notes payable	(41)	(165)
Proceeds from mortgage note payable	--	2,150
Loan costs paid	(59)	(62)
Advances from affiliate	--	1,104
Payments on advances from affiliate	(805)	(1,177)
Distributions to partners	(6,966)	--
Net cash (used in) provided by financing activities	(16,201)	1,850
Net increase in cash and cash equivalents	132	121
Cash and cash equivalents at beginning of period	481	96
Cash and cash equivalents at end of period	$ 613	$ 217
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 450	$ 726
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 39	$ --

At December 31, 2005 and 2004, approximately $108,000 and $127,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2006 and 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $87,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $104,000 and $247,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $53,000 and $169,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2006 or 2005.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs during 2005. During the six months ended June 30, 2006, this amount was paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's properties, NPI Equity is entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, is dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003. During the six months ended June 30, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the six months ended June 30, 2005, the Managing General Partner advanced approximately $1,104,000 to the Partnership. There were no advances received during the six months ended June 30, 2006. During the six months ended June 30, 2006 and 2005, interest expense on the advances was approximately $20,000 and $168,000, respectively. During the six months ended June 30, 2006 and 2005, the Partnership repaid approximately $833,000 and $1,538,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financing obtained on Oakwood Village at Lake Nan Apartments, respectively. At June 30 2006, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $83,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $50,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party, for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership and paid by the buyer. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the six months ended June 30, 2006, as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the six months ended June 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.

The property’s operations, income of approximately $492,000 for the three months ended June 30, 2005 and loss of approximately $1,566,000 and income of approximately $520,000 for the six months ended June 30, 2006 and 2005, respectively, are included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations are revenues of approximately $958,000 for the three months ended June 30, 2005 and revenues of approximately $630,000 and $1,484,000, for the six months ended June 30, 2006 and 2005, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $88,000 established during the three months ended March 31, 2006 related to the sale of Oakwood Village at Lake Nan Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

Note D – Casualty Event

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne.  During the three and six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $399,000.  The Partnership recognized a casualty gain of approximately $399,000, which is included in income (loss) from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the six months ended June 30, 2005, the Partnership incurred clean up costs of approximately $54,000, which were not covered by insurance proceeds, which are also included in income (loss) from discontinued operations.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Willow Park on Lake Adelaide Apartments	98%	97%
Altamonte Springs, Florida

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the six months ended June 30, 2006 was approximately $13,713,000, compared to net income of approximately $419,000 for the six months ended June 30, 2005.  The Partnership’s net income for the three months ended June 30, 2006 was approximately $69,000, as compared to net income of approximately $442,000 for the three months ended June 30, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Oakwood Village of Lake Nan Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party, for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership and paid by the buyer. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the six months ended June 30, 2006, as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the six months ended June 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.

The Partnership recognized income from discontinued operations of approximately $492,000 for the three months ended June 30, 2005. The Partnership recognized a loss from discontinued operations of approximately $1,566,000 and income from discontinued operations of approximately $520,000 for the six months ended June 30, 2006 and 2005, respectively. Also included in income (loss) from discontinued operations are revenues of approximately $958,000 for the three months ended June 30, 2005 and revenues of approximately $630,000 and $1,484,000, for the six months ended June 30, 2006 and 2005, respectively.

During the three months ended June 30, 2006, certain accruals of approximately $88,000 established during the three months ended March 31, 2006 related to the sale of Oakwood Village at Lake Nan Apartments were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain from sale of discontinued operations for the three months ended June 30, 2006.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne.  During the three and six months ended June 30, 2005, the Partnership received insurance proceeds of approximately $399,000.  The Partnership recognized a casualty gain of approximately $399,000, which is included in income (loss) from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the six months ended June 30, 2005, the Partnership incurred clean up costs of approximately $54,000, which were not covered by insurance proceeds, which are also included in income (loss) from discontinued operations.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $19,000 and $41,000, respectively, compared to loss from continuing operations of approximately $50,000 and $101,000, respectively, for the three and six months ended June 30, 2005.  The decrease in loss from continuing operations for both periods is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for both the three and six months ended June 30, 2006 due to increases in both rental and other income.  Rental income increased primarily due to increases in occupancy and the average rental rate at Willow Park on Lake Adelaide Apartments.  Other income increased for both periods primarily due to an increase in interest income as a result of higher average cash balances.

The increase in total expenses for the six months ended June 30, 2006 is due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and interest expenses. The increase in total expenses for the six months ended June 30, 2006 was also partially offset by a decrease in property tax expense, which remained relatively constant for the three months ended June 30, 2006. Operating expenses increased for both periods primarily as a result of increases in hazard insurance expense as a result of increased premiums, utilities, and cleanup expenses as a result of minor roof damage, partially offset by a decrease in contract services at Willow Park on Lake Adelaide Apartments. Depreciation expense increased for both periods due to property improvements and replacements being placed into service at the property during the past twelve months.  Interest expense decreased for both periods primarily due to a decrease in interest on advances from affiliates as a result of lower average advance balances, partially offset by an increase in interest expense due to the second mortgage obtained in 2005, as discussed in “Liquidity and Capital Resources”. Property tax expense decreased for the six months ended June 30, 2006 due to a decrease in the assessed value at the Partnership’s investment property.

General and administrative expenses decreased for both the three and six months ended June 30, 2006 primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $613,000, compared to approximately $217,000 at June 30, 2005.  For the six months ended June 30, 2006, cash and cash equivalents increased approximately $132,000 from December 31, 2005 due to approximately $16,900,000 of cash provided by investing activities, partially offset by approximately $16,201,000 and $567,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Oakwood Village at Lake Nan Apartments and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage notes encumbering Oakwood Village at Lake Nan Apartments, distributions made to partners, repayments of advances received from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering both investment properties and additional loan costs paid related to the second mortgages obtained on both properties during 2005. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the six months ended June 30, 2005, the Managing General Partner advanced approximately $1,104,000 to the Partnership. There were no advances received during the six months ended June 30, 2006. During the six months ended June 30, 2006 and 2005, interest expense on the advances was approximately $20,000 and $168,000, respectively. During the six months ended June 30, 2006 and 2005, the Partnership repaid approximately $833,000 and $1,538,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financing obtained on Oakwood Village at Lake Nan Apartments, respectively.  At June 30, 2006, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

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

Willow Park on Lake Adelaide Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $362,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of parking area improvements, electrical upgrades, tennis court improvements, structural upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $55,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership sold Oakwood Village at Lake Nan Apartments to a third party on March 31, 2006.

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

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale (1)	$6,966	$82.73	$ --	$ --

(1)

From proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 10, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 10, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 10, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.