Form 10QSB
period 2006-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2006-11-13
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 106
Receivables and deposits		78
Other assets		225
Investment property:
Land	$ 574
Buildings and related personal property	9,040
	9,614
Less accumulated depreciation	(7,316)	2,298
		$ 2,707
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 88
Tenant security deposit liabilities		34
Accrued property taxes		72
Other liabilities		124
Mortgage notes payable		6,243

Partners' Deficit
General partner	$ (1,160)
Limited partners (82,508 units
issued and outstanding)	(2,694)	(3,854)
		$ 2,707

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 403	$ 337	$ 1,149	$ 1,022
Other income	44	48	139	118
Total revenues	447	385	1,288	1,140

Expenses:
Operating	250	139	622	423
General and administrative	28	46	120	146
Depreciation	70	49	191	144
Interest	117	144	366	467
Property taxes	24	24	72	78
Total expenses	489	402	1,371	1,258

Loss from continuing
operations	(42)	(17)	(83)	(118)
Income (loss) from discontinued
operations (Notes A and C)	--	177	(1,566)	697
Gain from sale of discontinued
operations (Note C)	--	--	15,320	--
Net (loss) income	$ (42)	$ 160	$13,671	$ 579
Net (loss) income allocated to
general partner (3%)	$ (1)	$ 5	$ 410	$ 17
Net (loss) income allocated to
limited partners (97%)	(41)	155	13,261	562
	$ (42)	$ 160	$13,671	$ 579
Per limited partnership unit:
Loss from continuing
operations	$ (0.50)	$ (0.20)	$ (0.97)	$ (1.38)
Income (loss) from discontinued
operations	--	2.08	(18.41)	8.19
Gain from sale of discontinued
operations	--	--	180.10	--
Net (loss) income per limited
partnership unit	$ (0.50)	$ 1.88	$160.72	$ 6.81
Distributions per limited
partnership unit	$ 5.25	$ --	$ 87.98	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$41,258

Partners' deficit at
December 31, 2005	82,508	$(1,422)	$(8,696)	$(10,118)

Distributions to partners		(148)	(7,259)	(7,407)

Net income for the nine months
ended September 30, 2006	--	410	13,261	13,671

Partners' deficit at
September 30, 2006	82,508	$(1,160)	$(2,694)	$ (3,854)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 13,671	$ 579
Adjustments to reconcile net income to net
cash used in operating activities:
Gain from sale of discontinued operations	(15,320)	--
Loss on early extinguishment of debt	1,504	--
Depreciation	260	317
Casualty gain	--	(640)
Amortization of loan costs	24	36
Change in accounts:
Receivables and deposits	148	121
Other assets	49	(11)
Accounts payable	34	(85)
Tenant security deposit liabilities	(30)	(1)
Accrued property taxes	72	168
Other liabilities	(109)	(28)
Due to affiliates	(745)	(529)
Net cash used in operating activities	(442)	(73)

Cash flows from investing activities:
Property improvements and replacements	(663)	(1,712)
Insurance proceeds received	--	640
Net withdrawals from (deposits to) restricted escrows	93	(374)
Net proceeds from sale of discontinued operations	17,293	--
Net cash provided by (used in) investing activities	16,723	(1,446)

Cash flows from financing activities:
Repayment of mortgage notes payable	(8,330)	--
Payments on mortgage notes payable	(55)	(211)
Proceeds from mortgage note payable	--	2,150
Loan costs paid	(59)	(62)
Advances from affiliate	--	1,104
Payments on advances from affiliate	(805)	(1,441)
Distributions to partners	(7,407)	--
Net cash (used in) provided by financing activities	(16,656)	1,540

Net (decrease) increase in cash and cash equivalents	(375)	21

Cash and cash equivalents at beginning of period	481	96
Cash and cash equivalents at end of period	$ 106	$ 117

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 563	$ 1,032
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 22	$ 97

At December 31, 2005 and 2004, approximately $108,000 and $127,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006 (see Note C).

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $135,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $146,000 and $303,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $82,000 and $192,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2006 or 2005.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs during 2005. During the nine months ended September 30, 2006, this amount was paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's properties, NPI Equity is entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, is dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003. During the nine months ended September 30, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the nine months ended September 30, 2005, the Managing General Partner advanced approximately $1,104,000 to the Partnership. There were no advances received during the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005, interest expense on the advances was approximately $20,000 and $240,000, respectively. During the nine months ended September 30, 2006 and 2005, the Partnership repaid approximately $833,000 and $1,880,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financing obtained on Oakwood Village at Lake Nan Apartments, respectively. At September 30 2006, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $50,000 for insurance coverage and fees associated with policy claims administration.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the nine months ended September 30, 2006 as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the nine months ended September 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.

The property’s operations, income of approximately $177,000 for the three months ended September 30, 2005 and loss of approximately $1,566,000 and income of approximately $697,000 for the nine months ended September 30, 2006 and 2005, respectively, are included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations are revenues of approximately $708,000 for the three months ended September 30, 2005 and revenues of approximately $630,000 and $2,192,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note D – Casualty Event

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne.  During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $640,000.  The Partnership recognized a casualty gain of approximately $640,000, which is included in income (loss) from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $56,000 which were not covered by insurance proceeds, which are also included in income (loss) from discontinued operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Willow Park on Lake Adelaide Apartments	97%	97%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2006 was approximately $42,000, as compared to net income of approximately $160,000 for the three months ended September 30, 2005.  The Partnership’s net income for the nine months ended September 30, 2006 was approximately $13,671,000, compared to net income of approximately $579,000 for the nine months ended September 30, 2005.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as income (loss) from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the nine months ended September 30, 2006 as a result of this sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the nine months ended September 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations.

The Partnership recognized income from discontinued operations of approximately $177,000 for the three months ended September 30, 2005. The Partnership recognized a loss from discontinued operations of approximately $1,566,000 and income from discontinued operations of approximately $697,000 for the nine months ended September 30, 2006 and 2005, respectively. Also included in income (loss) from discontinued operations are revenues of approximately $708,000 for the three months ended September 30, 2005 and revenues of approximately $630,000 and $2,192,000 for the nine months ended September 30, 2006 and 2005, respectively.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne.  During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $640,000.  The Partnership recognized a casualty gain of approximately $640,000, which is included in income (loss) from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the nine months ended September 30, 2005, the Partnership incurred clean up costs of approximately $56,000 which were not covered by insurance proceeds, which are also included in income (loss) from discontinued operations.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2006 was approximately $42,000 and $83,000, respectively, compared to loss from continuing operations of approximately $17,000 and $118,000, respectively, for the three and nine months ended September 30, 2005. The increase in loss from continuing operations for the three months ended September 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues.  The decrease in loss from continuing operations for the nine months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for the three months ended September 30, 2006 due to an increase in rental income.  Other income remained relatively constant for the comparable periods.  Total revenues increased for the nine months ended September 30, 2006 due to increases in both rental and other income.  Rental income increased for both periods primarily due to an increase in the average rental rate at Willow Park on Lake Adelaide Apartments. Other income increased for the nine months ended September 30, 2006 primarily due to an increase in interest income as a result of higher average cash balances.

The increase in total expenses for both the three and nine months ended September 30, 2006 is due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and interest expenses. The increase in total expenses for the nine months ended September 30, 2006 was also partially offset by a decrease in property tax expense, which remained relatively constant for the three months ended September 30, 2006. Operating expenses increased for both periods primarily as a result of increased hazard insurance premiums, utilities, payroll related expenses, cleanup expenses as a result of minor roof damage, and the reversal of accrual for hurricane related cleanup expenses during the three and nine months ended September 30, 2005 at the Partnership’s remaining investment property, which is reflected as a reduction of operating expenses. Depreciation expense increased for both periods due to property improvements and replacements being placed into service at the property during the past twelve months. Interest expense decreased for both periods primarily due to a decrease in interest on advances from affiliates as a result of lower average balances, partially offset by an increase in interest expense due to the second mortgage obtained in 2005, as discussed in “Liquidity and Capital Resources”.  Property tax expense decreased for the nine months ended September 30, 2006 due to a decrease in the assessed value at the Partnership’s investment property.

General and administrative expenses decreased for both the three and nine months ended September 30, 2006 primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $106,000, compared to approximately $117,000 at September 30, 2005.  For the nine months ended September 30, 2006, cash and cash equivalents decreased approximately $375,000 from December 31, 2005 due to approximately $16,656,000 and $442,000 of cash used in financing and operating activities, respectively, partially offset by approximately $16,723,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the mortgage notes encumbering Oakwood Village at Lake Nan Apartments, distributions made to partners, repayments of advances received from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering both investment properties and additional loan costs paid related to the second mortgages obtained on both properties during 2005. Cash provided by investing activities consisted of net proceeds from the sale of Oakwood Village at Lake Nan Apartments and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001 through December 31, 2005, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the nine months ended September 30, 2005, the Managing General Partner advanced approximately $1,104,000 to the Partnership. There were no advances received during the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005, interest expense on the advances was approximately $20,000 and $240,000, respectively. During the nine months ended September 30, 2006 and 2005, the Partnership repaid approximately $833,000 and $1,880,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financing obtained on Oakwood Village at Lake Nan Apartments, respectively.  At September 30, 2006, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

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

Willow Park on Lake Adelaide Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $522,000 of capital improvements at Willow Park on Lake Adelaide Apartments consisting of parking area improvements, fire safety upgrades, patio and balcony improvements, recreational facility upgrades, structural upgrades and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $55,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership sold Oakwood Village at Lake Nan Apartments to a third party on March 31, 2006.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2006	Unit	September 30, 2005	Unit

Sale (1)	$7,407	$87.98	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

NATIONAL PROPERTY INVESTORS 5

EXHIBIT INDEX

Exhibit

Description of Exhibit

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.