Form 10KSB
period 2006-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2007-03-16
CIK 355637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,365,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership was formed for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns one apartment complex.  See "Item 2. Description of Property".

The Partnership has no employees.  The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  Limited Partners have no right to participate in the management or conduct of such business and affairs.  Affiliates of the Managing General Partner provide day to day property management services to the Partnership's investment property.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive.  There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments.  While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Item 6 - Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Willow Park on Lake Adelaide
Apartments	12/13/82	Fee ownership subject to	Apartment
Altamonte Springs, Florida		first and second mortgages	185 units

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of approximately $19,235,000.  The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages.  The Partnership accrued an incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement.  The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $15,320,000 for the year ended December 31, 2006.  In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $1,504,000 due to the write off of unamortized loan costs and a prepayment penalty.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$ 9,712	$ 7,390	5-30 yrs	S/L	$ 2,240

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized (2)	Date	Maturity (3)
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments
1st mortgage	$ 3,364	8.27%	360 mos	12/01/15	$ 3,045
2nd mortgage	2,864	5.62%	360 mos	12/01/15	2,430
	$ 6,228				$ 5,475

(1)

Fixed rate mortgages.

(2)

On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide Apartments in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $114,000.

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

(3)

See "Note B – Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Willow Park on Lake
Adelaide Apartments	$8,758	$7,837	97%	98%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for terms of one year or less.  No tenant leases 10% or more of the available rental space.  The property is in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)
Willow Park on Lake Adelaide
Apartments	$124	1.86%

Capital Improvements

Willow Park on Lake Adelaide Apartments

During the year ended December 31, 2006, the Partnership completed approximately $620,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of parking area improvements, fire safety upgrades, patio and balcony improvements, swimming pool and recreational facility upgrades, furniture and fixtures, structural upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oakwood Village at Lake Nan Apartments

During the year ended December 31, 2006, the Partnership completed approximately $55,000 of capital improvements at Oakwood Village at Lake Nan Apartments consisting primarily of electrical upgrades and appliance and floor covering replacements.   These improvements were funded from operating cash flow and replacement reserves. The Partnership sold Oakwood Village at Lake Nan Apartments to a third party on March 31, 2006.

Capital improvements will be incurred only to the extent cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Property Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units (the “Units”) aggregating $41,256,500.  As of December 31, 2006, the Partnership had 82,508 Units outstanding held by 1,864 limited partners of record. Affiliates of the Managing General Partner owned 53,900 Units or 65.33% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$7,407	$87.98	$ --	$ --

(1)

From proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any distributions to its partners in 2007 or subsequent periods. See “Item. 2 – Description of Property” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized net income of approximately $13,663,000 and $617,000 for the years ended December 31, 2006 and 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as income from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of approximately $19,235,000.  The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages.  The Partnership accrued an incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement.  The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $15,320,000 for the year ended December 31, 2006, which is included in gain from sale of discontinued operations.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the year ended December 31, 2006, due to the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations.  The property’s operations, loss of approximately $62,000 and income of approximately $796,000 for the years ended December 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations are revenues of approximately $630,000 and $2,806,000 for the years ended December 31, 2006 and 2005, respectively.

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne. During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $640,000.  The Partnership recognized a casualty gain of approximately $640,000, which is included in (loss) income from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $56,000 which were not covered by insurance proceeds, which are also included in (loss) income from discontinued operations.

The Partnership’s loss from continuing operations for the years ended December 31, 2006 and 2005 was approximately $91,000 and $179,000, respectively.  The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses.  Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at the Partnership’s investment property.  Other income increased primarily due to increases in interest income as a result of higher average cash balances and resident utility payments at the property.

The increase in total expenses is due to increases in depreciation, property tax, and operating expenses, partially offset by decreases in interest and general and administrative expenses.   Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months.  Property tax expense increased primarily due to an increase in the assessed value of Willow Park on Lake Adelaide Apartments.  Operating expenses increased primarily due to increases in hazard insurance premiums, cleanup expenses as a result of minor roof and water damage, and the reversal of accrual for hurricane related cleanup expenses during the year ended December 31, 2005 at the Partnership’s remaining investment property, which is reflected as a reduction of operating expenses, partially offset by a decrease in contract services at the property.  Interest expense decreased due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of lower average balances, partially offset by an increase in interest expense due to the second mortgage obtained in 2005, as discussed in “Liquidity and Capital Resources”.

General and administrative expenses decreased primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by increases in audit, tax, and professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $25,000, compared to approximately $481,000 at December 31, 2005.  The decrease in cash and cash equivalents of approximately $456,000 is due to approximately $16,633,000 and $432,000 of cash used in financing and operating activities, respectively, partially offset by approximately $16,609,000 of cash provided by investing activities.  Cash used in financing activities consisted of the repayment of the mortgage notes encumbering Oakwood Village at Lake Nan Apartments, distributions made to partners, repayments of advances received from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering both investment properties and additional loan costs paid related to the second mortgages obtained on both properties in 2005, partially offset by advances received from an affiliate of the Managing General Partner.  Cash provided by investing activities consisted of net proceeds from the sale of Oakwood Village at Lake Nan Apartments and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements.  The property invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver.  During the years ended December 31, 2006 and 2005, the Managing General Partner advanced approximately $38,000 and $1,162,000, respectively, to the Partnership. The Partnership repaid approximately $833,000 of advances and accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments during the year ended December 31, 2006. The Partnership repaid approximately $4,380,000 of advances and accrued interest from proceeds from the mortgage financings obtained on Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the year ended December 31, 2005.  At December 31, 2006, the Partnership has a balance of approximately $39,000 under this Partnership Revolver, which includes accrued interest of approximately $1,000. During the years ended December 31, 2006 and 2005, interest on the advances, at the rate of prime plus 2%, or 10.25% at December 31, 2006, was approximately $21,000 and $300,000, respectively, and is included in interest expense.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide Apartments in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $114,000.

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

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$7,407	$87.98	$ --	$ --

(1)

From proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 5

We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 25
Receivables and deposits		78
Other assets		187
Investment property (Notes B and G):
Land	$ 574
Buildings and related personal property	9,138
	9,712
Less accumulated depreciation	(7,390)	2,322
		$ 2,612
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 29
Tenant security deposits payable		34
Due to affiliates (Note D)		51
Other liabilities		132
Mortgage notes payable (Note B)		6,228

Partners' Deficit
General partner	$ (1,160)
Limited partners (82,508 units issued and
outstanding)	(2,702)	(3,862)
		$ 2,612

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 1,552	$ 1,382
Other income	183	152
Total revenues	1,735	1,534

Expenses:
Operating	799	617
General and administrative	159	191
Depreciation	265	198
Interest	482	612
Property taxes	121	95
Total expenses	1,826	1,713

Loss from continuing operations	(91)	(179)
(Loss) income from discontinued operations (Notes A and F)	(1,566)	796
Gain from sale of discontinued operations (Note F)	15,320	--
Net income (Note C)	$13,663	$ 617

Net income allocated to general partner (3%)	$ 410	$ 19
Net income allocated to limited partners (97%)	13,253	598
	$13,663	$ 617
Per limited partnership unit:
Loss from continuing operations	$ (1.06)	$ (2.11)
(Loss) income from discontinued operations	(18.41)	9.36
Gain from sale of discontinued operations	180.10	--
Net income	$160.63	$ 7.25

Distributions per limited partnership unit	$ 87.98	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$41,258

Partners' deficit at
December 31, 2004	82,508	$(1,441)	$(9,294)	$(10,735)

Net income for the year ended
December 31, 2005	--	19	598	617

Partners' deficit at
December 31, 2005	82,508	(1,422)	(8,696)	(10,118)

Distributions to partners		(148)	(7,259)	(7,407)

Net income for the year ended
December 31, 2006	--	410	13,253	13,663

Partners' deficit at
December 31, 2006	82,508	$(1,160)	$(2,702)	$ (3,862)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 13,663	$ 617
Adjustments to reconcile net income to net
cash used in operating activities:
Gain from sale of discontinued operations	(15,320)	--
Loss on early extinguishment of debt	1,504	--
Depreciation	334	432
Casualty gain	--	(640)
Amortization of loan costs	28	32
Change in accounts:
Receivables and deposits	148	64
Other assets	83	(28)
Accounts payable	(9)	(55)
Tenant security deposit liabilities	(30)	4
Other liabilities	(101)	(9)
Due to affiliates	(732)	(507)
Net cash used in operating activities	(432)	(90)

Cash flows from investing activities:
Property improvements and replacements	(777)	(2,023)
Insurance proceeds received	--	640
Net withdrawals from (deposits to) restricted escrows	93	(93)
Net proceeds from sale of discontinued operations	17,293	--
Net cash provided by (used in) investing activities	16,609	(1,476)

Cash flows from financing activities:
Repayment of mortgage notes payable	(8,330)	--
Payments on mortgage notes payable	(70)	(257)
Proceeds from mortgage notes payable	--	5,050
Loan costs paid	(59)	(139)
Advances from affiliate	38	1,162
Payments on advances from affiliate	(805)	(3,865)
Distributions to partners	(7,407)	--
Net cash (used in) provided by financing activities	(16,633)	1,951

Net (decrease) increase in cash and cash equivalents	(456)	385

Cash and cash equivalents at beginning of year	481	96
Cash and cash equivalents at end of year	$ 25	$ 481

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 674	$ 1,349
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 6	$ 108
Financing fees accrued to Managing General Partner
included in due to affiliates and other assets	$ --	$ 51

At December 31, 2004, approximately $127,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization

National Property Investors 5 (the "Partnership" or the "Registrant") was organized under the Uniform Limited Partnership Laws of California as of July 15, 1981 for the purpose of acquiring and operating income producing residential real estate. The Partnership currently owns one apartment complex located in Florida. The managing general partner of the Partnership is NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership will terminate on December 31, 2024, unless previously terminated, in accordance with the terms of the Agreement of Limited Partnership.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Oakwood Village at Lake Nan Apartments as (loss) income from discontinued operations due to its sale on March 31, 2006 (as discussed in “Note F”).

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

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $6,705,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $20,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $164,000, less accumulated amortization of approximately $16,000, are included in other assets at December 31, 2006.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense was approximately $28,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $16,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Advertising

Advertising costs of approximately $51,000 and $98,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses and (loss) income from discontinued operations.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Property
Willow Park on Lake
Adelaide Apartments
1st mortgage	$ 3,364	$ 25	8.27%	12/01/15	$ 3,045
2nd mortgage	2,864	17	5.62%	12/01/15	2,430
	$ 6,228				$ 5,475

(1)

Fixed rate mortgages.

On December 1, 2005, the Partnership obtained a second mortgage loan on Willow Park on Lake Adelaide Apartments in the amount of $2,900,000.  The second mortgage requires monthly payments of principal and interest of approximately $17,000 beginning January 1, 2006 until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The second mortgage bears interest at a fixed rate of 5.62%.  Capitalized loan costs incurred on the financing were approximately $114,000.

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

The mortgage notes payable are non-recourse and secured by pledge of the Partnership’s investment property and by pledge of revenues from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 63
2008	66
2009	72
2010	77
2011	82
Thereafter	5,868
$ 6,228

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

	2006	2005

Net income as reported	$13,663	$ 617
Depreciation differences	88	(60)
Gain on sold properties	744	--
Casualty gains	--	(641)
Other	(329)	(227)
Federal taxable income (loss)	$14,166	$ (311)
Federal taxable income (loss)
per limited partnership unit	$161.13	$(3.65)

For 2006, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2006 (in thousands):

Net liabilities as reported	$ (3,862)
Land and buildings	(88)
Accumulated depreciation	6
Syndication and distribution costs	4,485
Other	39

Net assets - Federal tax basis	$ 580

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $114,000 and $188,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $164,000 and $352,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $225,000, respectively. At December 31, 2006, approximately $12,000 is owed to affiliates of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2006 and 2005.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs during 2005. During the year ended December 31, 2006, this amount was paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.  During the year ending December 31, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the years ended December 31, 2006 and 2005, the Managing General Partner advanced approximately $38,000 and $1,162,000, respectively, to the Partnership.  The Partnership repaid approximately $833,000 and $4,380,000 of advances and accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financings obtained on Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Partnership has a balance of approximately $39,000 under this Partnership Revolver, which includes accrued interest of approximately $1,000. During the years ended December 31, 2006 and 2005, interest on the advances, at the rate of prime plus 2%, or 10.25% at December 31, 2006, was approximately $21,000 and $300,000, respectively, and is included in interest expense.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Casualty Event

In August and September 2004, Oakwood Village at Lake Nan Apartments experienced damage from Hurricanes Frances and Jeanne.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $640,000.  The Partnership recognized a casualty gain of approximately $640,000, which is included in (loss) income from discontinued operations, as the damaged assets were fully depreciated.  In addition, during the year ended December 31, 2005, the Partnership incurred clean up costs of approximately $56,000 which were not covered by insurance proceeds, which are also included in (loss) income from discontinued operations.

Note F – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of approximately $19,235,000.  The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages.  The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement.  The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $15,320,000 for the year ended December 31, 2006, which is included in gain from sale of discontinued operations.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the year ended December 31, 2006, due to the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations.  The property’s operations, loss of approximately $62,000 and income of approximately $796,000 for the years ended December 31, 2006 and 2005, respectively, are included in (loss) income from discontinued operations. Also included in (loss) income from discontinued operations are revenues of approximately $630,000 and $2,806,000 for the years ended December 31, 2006 and 2005, respectively.

Note G – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Willow Park on Lake
Adelaide Apartments
1st mortgage	$ 3,364
2nd mortgage	2,864
	$ 6,228	$ 567	$ 5,218	$ 3,927

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$ 574	$ 9,138	$ 9,712	$ 7,390	1973	12/82	5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 21,327	$ 19,810
Property improvements and replacements	675	2,004
Disposal of property	--	(487)
Sale of property	(12,290)	--
Balance at end of year	$ 9,712	$ 21,327

Accumulated Depreciation
Balance at beginning of year	$ 16,484	$ 16,539
Additions charged to expense	334	432
Disposal of property	--	(487)
Sale of property	(9,428)	--
Balance at end of year	$ 7,390	$ 16,484

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $9,624,000 and $20,749,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $7,384,000 and $16,938,000, respectively.

Note H - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Property Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors 5 (the “Partnership” or the “Registrant”) has no directors or officers.  The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $114,000 and $188,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and (loss) income from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $164,000 and $352,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2006 and 2005 are amounts related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $225,000, respectively. At December 31, 2006, approximately $12,000 is owed to affiliates of the Managing General Partner for unpaid reimbursements, which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

For services relating to the administration of the Partnership and operation of the Partnership property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. The Managing General Partner did not earn any such reimbursements during the years ended December 31, 2006 and 2005.

Pursuant to the Partnership Agreement and in connection with the second mortgages obtained at Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during 2005, the Managing General Partner earned a finance fee of 1% of the new mortgage amounts, or approximately $51,000 for its assistance in arranging the new loans. These costs were capitalized as deferred loan costs during 2005. During the year ended December 31, 2006, this amount was paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.  During the year ending December 31, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the Managing General Partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the years ended December 31, 2006 and 2005, the Managing General Partner advanced approximately $38,000 and $1,162,000, respectively, to the Partnership.  The Partnership repaid approximately $833,000 and $4,380,000 of advances and accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments and the mortgage financings obtained on Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the Partnership has a balance of approximately $39,000 under this Partnership Revolver, which includes accrued interest of approximately $1,000. During the years ended December 31, 2006 and 2005, interest on the advances, at the rate of prime plus 2%, or 10.25% at December 31, 2006, was approximately $21,000 and $300,000, respectively, and is included in interest expense on the statements of operations included in “Item 7. Financial Statements”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $78,000 and $50,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $36,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $9,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
Stephen B. Waters

NATIONAL PROPERTY INVESTORS 5

EXHIBIT INDEX

Exhibit

Description of Exhibit

 2.1

NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

 2.3

Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

 2.5

Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

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

Date: March 16, 2007

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

Date:  March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Property Investors 5 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.