Form 10QSB
period 2007-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2007-05-15
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 70
Receivables and deposits		84
Other assets		283
Investment property:
Land	$ 574
Buildings and related personal property	9,161
	9,735
Less accumulated depreciation	(7,459)	2,276
		$ 2,713
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 137
Tenant security deposit liabilities		38
Accrued property taxes		33
Other liabilities		102
Due to affiliates (Note B)		67
Mortgage notes payable		6,211

Partners' Deficit
General partner	$ (1,160)
Limited partners (82,508 units
issued and outstanding)	(2,715)	(3,875)
		$ 2,713

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 396	$ 368
Other income	45	38
Total revenues	441	406

Expenses:
Operating	202	172
General and administrative	34	45
Depreciation	69	58
Interest	116	129
Property taxes	33	24
Total expenses	454	428

Loss from continuing operations	(13)	(22)
Loss from discontinued operations (Notes A and C)	--	(1,566)
Gain from sale of discontinued operations (Note C)	--	15,232
Net (loss) income	$ (13)	$13,644

Net (loss) income allocated to general partner (3%)	$ --	$ 409
Net (loss) income allocated to limited partners (97%)	(13)	13,235
	$ (13)	$13,644
Per limited partnership unit:
Loss from continuing operations	$ (0.16)	$ (0.26)
Loss from discontinued operations	--	(18.41)
Gain from sale of discontinued operations	--	179.07
Net (loss) income	$ (0.16)	$160.40

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2006	82,508	$(1,160)	$(2,702)	$ (3,862)

Net loss for the three months
ended March 31, 2007	--	--	(13)	(13)

Partners' deficit at
March 31, 2007	82,508	$(1,160)	$(2,715)	$ (3,875)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (13)	$13,644
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Gain from sale of discontinued operations	--	(15,232)
Loss on early extinguishment of debt	--	1,504
Depreciation	69	127
Amortization of loan costs	4	14
Change in accounts:
Receivables and deposits	(6)	(118)
Other assets	(100)	(34)
Accounts payable	114	313
Tenant security deposit liabilities	4	(38)
Accrued property taxes	33	24
Other liabilities	(30)	(122)
Due to affiliates	16	32
Net cash provided by operating activities	91	114

Cash flows from investing activities:
Property improvements and replacements	(29)	(335)
Net withdrawals from restricted escrows	--	93
Net proceeds from sale of discontinued operations	--	17,293
Net cash (used in) provided by investing activities	(29)	17,051

Cash flows from financing activities:
Repayment of mortgage notes payable	--	(8,330)
Payments on mortgage notes payable	(17)	(28)
Loan costs paid	--	(8)
Net cash used in financing activities	(17)	(8,366)

Net increase in cash and cash equivalents	45	8,799

Cash and cash equivalents at beginning of period	25	481
Cash and cash equivalents at end of period	$ 70	$ 9,280

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 110	$ 308

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 11

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $6,000 and $108,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying unaudited statement of operations for the three months ended March 31, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale in March 2006 (see Note C).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $22,000 and $50,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $60,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $31,000, respectively. At March 31, 2007, approximately $27,000 of unpaid reimbursements is owed to affiliates of the Managing General Partner, which is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2007 or 2006.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003. During the second quarter of 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. There were no advances received during the three months ended March 31, 2007 and 2006. At March 31, 2007, the Partnership has a balance of approximately $40,000 under this Partnership Revolver, which includes accrued interest of approximately $2,000.  During the three months ended March 31, 2007 and 2006, interest on the advances, at the rate of prime plus 2% (10.25% at March 31, 2007), was approximately $1,000 and $19,000, respectively, and is included in interest expense. Subsequent to March 31, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $57,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party, for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,232,000 for the three months ended March 31, 2006, as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the three months ended March 31, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the three months ended March 31, 2006 are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $630,000.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Willow Park on Lake Adelaide Apartments	94%	98%
Altamonte Springs, Florida

The Managing General Partner attributes the decrease in occupancy at Willow Park on Lake Adelaide Apartments to increased competition in the Altamonte Springs area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $13,000, compared to net income of approximately $13,644,000 for the three months ended March 31, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership realized a gain from sale of discontinued operations of approximately $15,232,000 for the three months ended March 31, 2006. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the three months ended March 31, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the three months ended March 31, 2006 are included in loss from discontinued operations. Also included in loss from discontinued operations for the three months ended March 31, 2006 are revenues of approximately $630,000.

The Partnership’s loss from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $13,000 and $22,000, respectively. The decrease in loss from continuing operations is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to an increase in both rental and other income.  Rental income increased primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at Willow Park on Lake Adelaide Apartments. Other income increased primarily due to increases in lease cancellation fees and cleaning and damage fees at the Partnership’s investment property.

The increase in total expenses is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expenses increased primarily due to increased hazard insurance premiums and repairs and maintenance expense at the property. Depreciation expense increased due to property improvements and replacements being placed into service at the property during the past twelve months.  Property tax expense increased primarily due to an increase in the assessed value of Willow Park on Lake Adelaide Apartments. Interest expense decreased due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance.

The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $70,000, compared to approximately $9,280,000 at March 31, 2006.  Cash and cash equivalents increased approximately $45,000, from December 31, 2006, due to approximately $91,000 of cash provided by operating activities, partially offset by approximately $29,000 and $17,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. There were no advances received during the three months ended March 31, 2007 and 2006. At March 31, 2007, the Partnership has a balance of approximately $40,000 under this Partnership Revolver, which includes accrued interest of approximately $2,000.  During the three months ended March 31, 2007 and 2006, interest on the advances, at the rate of prime plus 2% (10.25% at March 31, 2007), was approximately $1,000 and $19,000, respectively, and is included in interest expense. Subsequent to March 31, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses.

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

During the three months ended March 31, 2007, the Partnership completed approximately $23,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $3,357,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due. The second mortgage indebtedness of approximately $2,854,000 requires monthly payments of principal and interest until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10.22

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.23

Multifamily Note, dated December 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.24

Guaranty, dated December 1, 2005 between AIMCO Properties, L.P. and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.25

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.26

Amended and Restated Multifamily Note dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.27

Amended and Restated Guaranty dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.