Form 10QSB
period 2007-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2007-08-14
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 83
Receivables and deposits		97
Other assets		254
Investment property:
Land	$ 574
Buildings and related personal property	9,201
	9,775
Less accumulated depreciation	(7,529)	2,246
		$ 2,680
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 26
Tenant security deposit liabilities		42
Accrued property taxes		65
Other liabilities		136
Due to affiliates (Note B)		151
Mortgage notes payable		6,197

Partners' Deficit
General partner	$ (1,162)
Limited partners (82,508 units
issued and outstanding)	(2,775)	(3,937)
		$ 2,680

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 383	$ 378	$ 779	$ 746
Other income	41	57	86	95
Total revenues	424	435	865	841

Expenses:
Operating	229	200	431	372
General and administrative	37	47	71	92
Depreciation	70	63	139	121
Interest	118	120	234	249
Property taxes	32	24	65	48
Total expenses	486	454	940	882

Loss from continuing
operations	(62)	(19)	(75)	(41)
Loss from discontinued
operations (Notes A and C)	--	--	--	(1,566)
Gain from sale of discontinued
operations (Note C)	--	88	--	15,320
Net (loss) income	$ (62)	$ 69	$ (75)	$13,713
Net (loss) income allocated to
general partner (3%)	$ (2)	$ 2	$ (2)	$ 411
Net (loss) income allocated to
limited partners (97%)	(60)	67	(73)	13,302
	$ (62)	$ 69	$ (75)	$13,713
Per limited partnership unit:
Loss from continuing
operations	$ (0.73)	$ (0.22)	$ (0.88)	$ (0.47)
Loss from discontinued
operations	--	--	--	(18.41)
Gain from sale of discontinued
operations	--	1.03	--	180.10
Net (loss) income	$ (0.73)	$ 0.81	$ (0.88)	$161.22
Distributions per limited
partnership unit	$ --	$ 82.73	$ --	$ 82.73

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2006	82,508	$(1,160)	$(2,702)	$ (3,862)

Net loss for the six months
ended June 30, 2007	--	(2)	(73)	(75)

Partners' deficit at
June 30, 2007	82,508	$(1,162)	$(2,775)	$ (3,937)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (75)	$ 13,713
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(15,320)
Loss on early extinguishment of debt	--	1,504
Depreciation	139	190
Amortization of loan costs	8	19
Change in accounts:
Receivables and deposits	(19)	130
Other assets	(75)	25
Accounts payable	3	6
Tenant security deposit liabilities	8	(34)
Accrued property taxes	65	48
Other liabilities	4	(103)
Due to affiliates	39	(745)
Net cash provided by (used in) operating activities	97	(567)

Cash flows from investing activities:
Property improvements and replacements	(69)	(486)
Net withdrawals from restricted escrows	--	93
Net proceeds from sale of discontinued operations	--	17,293
Net cash (used in) provided by investing activities	(69)	16,900

Cash flows from financing activities:
Repayment of mortgage notes payable	--	(8,330)
Payments on mortgage notes payable	(31)	(41)
Loan costs paid	--	(59)
Advance from affiliate	61	--
Payments on advances from affiliate	--	(805)
Distributions to partners	--	(6,966)
Net cash provided by (used in) financing activities	30	(16,201)

Net increase in cash and cash equivalents	58	132

Cash and cash equivalents at beginning of period	25	481
Cash and cash equivalents at end of period	$ 83	$ 613

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 222	$ 450

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 39

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $6,000 and $108,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the six months ended June 30, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale in March 2006 (see Note C).

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $70,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $104,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 and $53,000, respectively. At June 30, 2007, approximately $49,000 of unpaid reimbursements is owed to affiliates of the Managing General Partner, which is included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2007 or 2006.

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

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the six months ended June 30, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses. There were no advances received during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, interest on the advances, at the rate of prime plus 2% (10.25% at June 30, 2007), was approximately $2,000 and $20,000, respectively. During the six months ended June 30, 2006, the Partnership repaid approximately $833,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments. No such payments were made during the six months ended June 30, 2007.   At June 30, 2007, the Partnership has a balance of approximately $102,000 under this Partnership Revolver, which includes accrued interest of approximately $3,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $65,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the six months ended June 30, 2006, as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the six months ended June 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the six months ended June 30, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the six months ended June 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Willow Park on Lake Adelaide Apartments	92%	98%
Altamonte Springs, Florida

The Managing General Partner attributes the decrease in occupancy at Willow Park on Lake Adelaide Apartments to the soft rental market and increased competition in the Altamonte Springs area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $62,000 and $75,000, respectively, compared to net income of approximately $69,000 and $13,713,000 for the three and six months ended June 30, 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the six months ended June 30, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages.  The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement.  The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the six months ended June 30, 2006.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the six months ended June 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the six months ended June 30, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the six months ended June 30, 2006.

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

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2007 was approximately $62,000 and $75,000, respectively, compared to loss from continuing operations of approximately $19,000 and $41,000, respectively, for the three and six months ended June 30, 2006. The increase in loss from continuing operations for the three months ended June 30, 2007 is due to an increase in total expenses and a decrease in total revenues. The increase in loss from continuing operations for the six months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

The increase in total expenses for both the three and six months ended June 30, 2007 is due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expenses. The increase in total expenses for the six months ended June 30, 2007 was also partially offset by a decrease in interest expense, which remained relatively constant for the three months ended June 30, 2007.  The increase in operating expense for the three months ended June 30, 2007 is primarily due to increases in contract maintenance expense, utility expenses and insurance expense as a result of increased premiums at the Partnership’s investment property. The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in contract maintenance, insurance, employee housing, and payroll related expenses at the property. Depreciation expense increased for both periods due to property improvements and replacements being placed into service at the property during the past twelve months. Property tax expense increased for both periods primarily due to an increase in the assessed value of Willow Park on Lake Adelaide Apartments. Interest expense decreased for the six months ended June 30, 2007 due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance.

General and administrative expenses decreased for both the three and six months ended June 30, 2007 primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended June 30, 2007 primarily due to a decrease in other income. Rental income remained relatively constant for the three months ended June 30, 2007. Total revenues increased for the six months ended June 30, 2007 due to an increase in rental income, partially offset by a decrease in other income. Other income decreased for both the three and six months ended June 30, 2007 primarily due to a decrease in interest income as a result of lower average cash balances, partially offset by an increase in lease cancellation fees. Rental income increased for the six months ended June 30, 2007 primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at Willow Park on Lake Adelaide Apartments.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $83,000, compared to approximately $613,000 at June 30, 2006.  Cash and cash equivalents increased approximately $58,000, from December 31, 2006, due to approximately $97,000 and $30,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $69,000 of cash used in investing activities.  Cash provided by financing activities consisted of an advance from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the six months ended June 30, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses. There were no advances received during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, interest on the advances, at the rate of prime plus 2% (10.25% at June 30, 2007), was approximately $2,000 and $20,000, respectively. During the six months ended June 30, 2006, the Partnership repaid approximately $833,000 of advances and associated accrued interest from proceeds from the sale of Oakwood Village at Lake Nan Apartments. No such payments were made during the six months ended June 30, 2007.   At June 30, 2007, the Partnership has a balance of approximately $102,000 under this Partnership Revolver, which includes accrued interest of approximately $3,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership’s property are detailed below.

During the six months ended June 30, 2007, the Partnership completed approximately $63,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of interior improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $3,352,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due. The second mortgage indebtedness of approximately $2,845,000 requires monthly payments of principal and interest until the loan matures December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Sale (1)	$ --	$ --	$6,966	$82.73

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Property Investors 5 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.