Form 10QSB
period 2007-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2007-11-08
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No  X

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 466
Receivables and deposits		110
Other assets		271
Investment property:
Land	$ 574
Buildings and related personal property	9,331
	9,905
Less accumulated depreciation	(7,600)	2,305
		$ 3,152
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 51
Tenant security deposit liabilities		49
Accrued property taxes		92
Other liabilities		113
Mortgage notes payable (Note D)		6,981

Partners' Deficit
General partner	$ (1,166)
Limited partners (82,508 units
issued and outstanding)	(2,968)	(4,134)
		$ 3,152

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 385	$ 403	$ 1,164	$ 1,149
Other income	51	44	137	139
Total revenues	436	447	1,301	1,288

Expenses:
Operating	223	250	654	622
General and administrative	30	28	101	120
Depreciation	71	70	210	191
Interest	122	117	356	366
Property taxes	27	24	92	72
Total expenses	473	489	1,413	1,371

Loss from continuing
operations	(37)	(42)	(112)	(83)
Loss from discontinued
operations (Notes A and C)	--	--	--	(1,566)
Gain from sale of discontinued
operations (Note C)	--	--	--	15,320
Net (loss) income	$ (37)	$ (42)	$ (112)	$13,671
Net (loss) income allocated to
general partner (3%)	$ (1)	$ (1)	$ (3)	$ 410
Net (loss) income allocated to
limited partners (97%)	(36)	(41)	(109)	13,261
	$ (37)	$ (42)	$ (112)	$13,671
Per limited partnership unit:
Loss from continuing
operations	$ (0.44)	$ (0.50)	$ (1.32)	$ (0.97)
Loss from discontinued
operations	--	--	--	(18.41)
Gain from sale of discontinued
operations	--	--	--	180.10
Net (loss) income	$ (0.44)	$ (0.50)	$ (1.32)	$160.72
Distributions per limited
partnership unit	$ 1.90	$ 5.25	$ 1.90	$ 87.98

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2006	82,508	$(1,160)	$(2,702)	$ (3,862)

Distribution to partners		(3)	(157)	(160)

Net loss for the nine months
ended September 30, 2007	--	(3)	(109)	(112)

Partners' deficit at
September 30, 2007	82,508	$(1,166)	$(2,968)	$ (4,134)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (112)	$ 13,671
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(15,320)
Loss on early extinguishment of debt	--	1,504
Bad debt expense	29	19
Depreciation	210	260
Amortization of loan costs	13	24
Change in accounts:
Receivables and deposits	(61)	129
Other assets	(49)	49
Accounts payable	11	34
Tenant security deposit liabilities	15	(30)
Accrued property taxes	92	72
Other liabilities	(19)	(109)
Due to affiliates	(13)	(745)
Net cash provided by (used in) operating activities	116	(442)

Cash flows from investing activities:
Property improvements and replacements	(182)	(663)
Net withdrawals from restricted escrows	--	93
Net proceeds from sale of discontinued operations	--	17,293
Net cash (used in) provided by investing activities	(182)	16,723

Cash flows from financing activities:
Repayment of mortgage notes payable	--	(8,330)
Payments on mortgage notes payable	(47)	(55)
Proceeds from mortgage note payable	800	--
Loan costs paid	(48)	(59)
Advance from affiliate	61	--
Payments on advances from affiliate	(99)	(805)
Distributions to partners	(160)	(7,407)
Net cash provided by (used in) financing activities	507	(16,656)

Net increase (decrease) in cash and cash equivalents	441	(375)

Cash and cash equivalents at beginning of period	25	481
Cash and cash equivalents at end of period	$ 466	$ 106

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 341	$ 563
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 17	$ 22

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $6,000 and $108,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the nine months ended September 30, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale in March 2006 (see “Note C”).

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $92,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $68,000 and $146,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $82,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership’s properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2007 or 2006.

In connection with the additional financing obtained on Willow Park on Lake Adelaide Apartments (as discussed in “Note D”), the Managing General Partner earned and was paid a finance fee of 1% of the new mortgage amount, or approximately $8,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets.

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

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the nine months ended September 30, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses. There were no advances received during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, interest on the advances, at the rate of prime plus 2%, was approximately $4,000 and $20,000, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership repaid approximately $104,000 and $833,000, respectively, of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments and the sale of Oakwood Village at Lake Nan Apartments, respectively. At September 30, 2007, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $78,000 for insurance coverage and fees associated with the policy claims administration during the year ended December 31, 2006.

Note C – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the nine months ended September 30, 2006, as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the nine months ended September 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the nine months ended September 30, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the nine months ended September 30, 2006.

Note D - Mortgage Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $48,000 and are included in other assets.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Willow Park on Lake Adelaide Apartments	92%	97%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $37,000 and $112,000, respectively, compared to a net loss of approximately $42,000 for the three months ended September 30, 2006 and net income of approximately $13,671,000 for the nine months ended September 30, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the nine months ended September 30, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the nine months ended September 30, 2006, as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the nine months ended September 30, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The property’s operations, a loss of approximately $62,000 for the nine months ended September 30, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the nine months ended September 30, 2006.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2007 was approximately $37,000 and $112,000, respectively, compared to loss from continuing operations of approximately $42,000 and $83,000, respectively, for the three and nine months ended September 30, 2006. The decrease in loss from continuing operations for the three months ended September 30, 2007 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

The decrease in total expenses for the three months ended September 30, 2007 is primarily due to a decrease in operating expenses partially offset by an increase in interest expense. General and administrative, depreciation and property tax expenses remained relatively constant for the three months ended September 30, 2007. The decrease in operating expenses for the three months ended September 30, 2007 is primarily due to decreases in contract maintenance expense and interior repairs, partially offset by increases in advertising and insurance expense as a result of increased premiums at the Partnership’s investment property. The increase in interest expense for the three months ended September 30, 2007 is primarily due to a higher average debt balance as a result of the third mortgage obtained on the Partnership’s investment property in August 2007, as discussed in “Liquidity and Capital Resources”.

Total revenues decreased for the three months ended September 30, 2007 due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for the three months ended September 30, 2007 primarily due to an increase in bad debt expense at the Partnership’s investment property. Other income increased for the three months ended September 30, 2007 due to an increase in tenant utility reimbursements, partially offset by a decrease in interest income as a result of lower average cash balances.

The increase in total expenses for the nine months ended September 30, 2007 is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in general and administrative and interest expenses. The increase in operating expenses for the nine months ended September 30, 2007 is primarily due to increases in insurance expense as a result of increased premiums, employee housing, payroll related and advertising expenses at the property. Depreciation expense increased for the nine months ended September 30, 2007 due to property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased for the nine months ended September 30, 2007 primarily due to an increase in the assessed value of Willow Park on Lake Adelaide Apartments. Interest expense decreased for the nine months ended September 30, 2007 due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance.

Total revenues increased for the nine months ended September 30, 2007 primarily due to an increase in rental income. Other income remained relatively constant for the nine months ended September 30, 2007. Rental income increased for the nine months ended September 30, 2007 primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy and an increase in bad debt expense at Willow Park on Lake Adelaide Apartments.

The decrease in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $466,000, compared to approximately $106,000 at September 30, 2006.  Cash and cash equivalents increased approximately $441,000, from December 31, 2006, due to approximately $507,000 and $116,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $182,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the third mortgage obtained on Willow Park on Lake Adelaide Apartments, and an advance from an affiliate of the Managing General Partner, partially offset by distributions paid to partners, repayment of advances received from an affiliate of the Managing General Partner, loan costs paid and principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

NPI Equity, on behalf of the Partnership and certain affiliated partnerships, has established a revolving credit facility (the "Partnership Revolver") to be used to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The maximum draw available to the Partnership under the Partnership Revolver is $300,000. Loans under the Partnership Revolver will have a term of 365 days, be unsecured and bear interest at the prime rate plus 2% per annum. The maturity date of any such borrowing accelerates in the event of (i) the removal of NPI Equity as the managing general partner (whether or not for cause); (ii) the sale or refinancing of a property by the Partnership (whether or not a borrowing under the Partnership Revolver was made with respect to such property); or (iii) the liquidation of the Partnership. During the latter part of 2001, the Managing General Partner agreed to advance funds in excess of the Partnership Revolver. During the nine months ended September 30, 2007, the Managing General Partner advanced approximately $61,000 to the Partnership to fund operating expenses. There were no advances received during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, interest on the advances, at the rate of prime plus 2%, was approximately $4,000 and $20,000, respectively. During the nine months ended September 30, 2007 and 2006, the Partnership repaid approximately $104,000 and $833,000, respectively, of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments and the sale of Oakwood Village at Lake Nan Apartments, respectively. At September 30, 2007, there were no amounts due to affiliates of the Managing General Partner under the Partnership Revolver.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $193,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of exterior lighting, structural improvements, air conditioning upgrades, and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $48,000 and are included in other assets.

The first mortgage indebtedness of approximately $3,345,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The second mortgage indebtedness of approximately $2,836,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Sale (1)	$ 160	$ 1.90	$7,407	$87.98

 (1)

Proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
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

10.31

Multifamily Note, dated August 31, 2007 between National Property Investors 5, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.