Form 10KSB/A
period 2006-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2008-02-22
CIK 355637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

National Property Investors 5 (the “Partnership” or “Registrant”) is filing this Amendment on Form 10-KSB (the “Amendment”) for the sole purpose of amending the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Filing”) to include the certifications of the Chief Executive Officer and Chief Financial Officer as exhibits to the Form 10-KSB rather than as part of the text of the Form 10-KSB.

The information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.  Therefore, you should read this Amendment together with the other documents that the Partnership has filed with the United States Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supercedes certain information contained in this Amendment.

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

Date: February 22, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: February 22, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: February 22, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: February 22, 2008
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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A No. 1 of National Property Investors 5;

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

Date: February 22, 2008

/s/Martha L. Long

Martha L. Long

Senior Vice President of NPI Equity Investments, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A No. 1 of National Property Investors 5;

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

Date:   February 22, 2008

/s/Stephen B. Waters

Stephen B. Waters

Vice President of NPI Equity Investments, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB/A No. 1 of National Property Investors 5 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: February 22, 2008

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: February 22, 2008

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.