Form 10KSB
period 2007-12-31
NATIONAL PROPERTY INVESTORS 5
filed 2008-03-28
CIK 355637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,742,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•  the general economic climate;

•  competition from other apartment communities and other housing options;

•  local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•  changes in governmental regulations and the related cost of compliance;

•  increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•  changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

A further description of the Partnership’s business is included in “Item 6. Management’s Discussion and Analysis or Plan of Operation” included in this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Willow Park on Lake Adelaide
Apartments	12/13/82	Fee ownership subject to	Apartment
Altamonte Springs, Florida		first, second and third	185 units
mortgages

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$10,114	$ 7,677	5-30 yrs	S/L	$ 2,333

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments
1st mortgage	$ 3,339	8.27%	360 mos	12/01/15	$ 3,045
2nd mortgage	2,826	5.62%	360 mos	12/01/15	2,430
3rd mortgage	797	5.84%	360 mos	12/01/15	697
	$ 6,962				$ 6,172

(1)

Fixed rate mortgages.

(2)

See "Note B – Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other details about the loans.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $61,000.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the Partnership’s property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Willow Park on Lake
Adelaide Apartments	$9,278	$8,758	93%	97%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the Partnership’s property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
Willow Park on Lake Adelaide
Apartments	$117	1.64%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $402,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of exterior lighting, major landscaping, signage, fitness equipment, interior improvements, air conditioning upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 82,513 Limited Partnership Units (the “Units”) aggregating $41,256,500.  As of December 31, 2007, the Partnership had 82,503 Units outstanding held by 1,860 limited partners of record. During the year ended December 31, 2007, 5 Units were abandoned. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 53,900 Units or 65.33% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ 160	$ 1.90	$7,407	$87.98

(1)

Proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net loss of approximately $238,000 for the year ended December 31, 2007, compared to net income of approximately $13,663,000 for the year ended December 31, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 7. Financial Statements” for the year ended December 31, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale on March 31, 2006.

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of $19,235,000. The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages. The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement. The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain from sale of discontinued operations of approximately $15,320,000 for the year ended December 31, 2006, as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the year ended December 31, 2006 due to the write-off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations on the statement of operations included in “Item 7. Financial Statements”. The property’s operations, a loss of approximately $62,000 for the year ended December 31, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the year ended December 31, 2006.

The Partnership’s loss from continuing operations for the years ended December 31, 2007 and 2006 was approximately $238,000 and $91,000, respectively.  The increase in loss from continuing operations is due to an increase in total expenses.  The increase in total expenses is due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Both interest and property tax expenses remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in contract services, routine repairs and maintenance, salaries and related employee benefits, advertising and insurance expense as a result of increased premiums at the Partnership’s investment property, partially offset by a decrease in cleanup expenses as a result of minor roof and water damage during the year ended December 31, 2006.  Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months.

General and administrative expenses decreased primarily due to decreases in professional expenses associated with the administration of the Partnership and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues remained relatively constant for the comparable periods, as both rental and other income remained relatively constant.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $226,000, compared to approximately $25,000 at December 31, 2006.  The increase in cash and cash equivalents of approximately $201,000 is due to approximately $475,000 and $100,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $374,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from the third mortgage obtained on Willow Park on Lake Adelaide Apartments and an advance from an affiliate of the Managing General Partner, partially offset by a distribution paid to partners, repayment of advances received from an affiliate of the Managing General Partner, loan costs paid and principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.   AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $61,000 and $38,000 during the years ended December 31, 2007 and 2006, respectively, to the Partnership, to fund operating expenses. The advances bore interest at the prime rate plus 2%.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $4,000 and $21,000, respectively.  During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $104,000 and $833,000, respectively, of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments and the sale of Oakwood Village at Lake Nan Apartments, respectively. At December 31, 2007, there were no amounts due to AIMCO Properties, L.P.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $61,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

The first mortgage indebtedness of approximately $3,339,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The second mortgage indebtedness of approximately $2,826,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$ 160	$ 1.90	$7,407	$87.98

(1)

Proceeds from the March 2006 sale of Oakwood Village at Lake Nan Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvements to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

NATIONAL PROPERTY INVESTORS 5

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Property Investors 5

We have audited the accompanying balance sheet of National Property Investors 5 as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Property Investors 5 at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2008

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 226
Receivables and deposits		75
Other assets		239
Investment property (Notes B, E and F):
Land	$ 574
Buildings and related personal property	9,540
	10,114
Less accumulated depreciation	(7,677)	2,437
		$ 2,977
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 109
Tenant security deposit liabilities		52
Other liabilities		114
Mortgage notes payable (Note B)		6,962

Partners' Deficit
General partner	$ (1,170)
Limited partners (82,503 units issued and
outstanding)	(3,090)	(4,260)
		$ 2,977

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
Revenues:
Rental income	$ 1,550	$ 1,552
Other income	192	183
Total revenues	1,742	1,735

Expenses:
Operating	953	799
General and administrative	136	159
Depreciation	287	265
Interest	485	482
Property taxes	119	121
Total expenses	1,980	1,826

Loss from continuing operations	(238)	(91)
Loss from discontinued operations (Notes A and E)	--	(1,566)
Gain from sale of discontinued operations (Note E)	--	15,320
Net (loss) income (Note C)	$ (238)	$13,663

Net (loss) income allocated to general partner (3%)	$ (7)	$ 410
Net (loss) income allocated to limited partners (97%)	(231)	13,253
	$ (238)	$13,663
Per limited partnership unit:
Loss from continuing operations	$ (2.80)	$ (1.06)
Loss from discontinued operations	--	(18.41)
Gain from sale of discontinued operations	--	180.10
Net (loss) income	$ (2.80)	$160.63

Distributions per limited partnership unit	$ 1.90	$ 87.98

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2005	82,508	$(1,422)	$(8,696)	$(10,118)

Distributions to partners		(148)	(7,259)	(7,407)

Net income for the year ended
December 31, 2006	--	410	13,253	13,663

Partners' deficit at
December 31, 2006	82,508	(1,160)	(2,702)	(3,862)

Abandonment of Limited
Partnership Units (Note A)	(5)	--	--	--

Distribution to partners	--	(3)	(157)	(160)

Net loss for the year ended
December 31, 2007	--	(7)	(231)	(238)

Partners' deficit at
December 31, 2007	82,503	$(1,170)	$(3,090)	$ (4,260)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (238)	$ 13,663
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain from sale of discontinued operations	--	(15,320)
Loss on early extinguishment of debt	--	1,504
Bad debt expense	39	19
Depreciation	287	334
Amortization of loan costs	19	28
Change in accounts:
Receivables and deposits	(36)	129
Other assets	(10)	83
Accounts payable	52	(9)
Tenant security deposit liabilities	18	(30)
Other liabilities	(18)	(101)
Due to affiliates	(13)	(732)
Net cash provided by (used in) operating activities	100	(432)

Cash flows from investing activities:
Property improvements and replacements	(374)	(777)
Net withdrawals from restricted escrows	--	93
Net proceeds from sale of discontinued operations	--	17,293
Net cash (used in) provided by investing activities	(374)	16,609

Cash flows from financing activities:
Repayment of mortgage notes payable	--	(8,330)
Payments on mortgage notes payable	(66)	(70)
Proceeds from mortgage note payable	800	--
Loan costs paid	(61)	(59)
Advances from affiliate	61	38
Payments on advances from affiliate	(99)	(805)
Distributions to partners	(160)	(7,407)
Net cash provided by (used in) financing activities	475	(16,633)

Net increase (decrease) in cash and cash equivalents	201	(456)

Cash and cash equivalents at beginning of year	25	481
Cash and cash equivalents at end of year	$ 226	$ 25

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 462	$ 674
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 34	$ 6

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $108,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2006 reflects the operations of Oakwood Village at Lake Nan Apartments as loss from discontinued operations due to its sale in March 2006 (as discussed in “Note E”).

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

Abandoned Units

During the year ended December 31, 2007, the number of limited partnership units (the “Units”) decreased by 5 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Allocation of Income, Loss and Distributions

Income, loss and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the Partnership Agreement.  Net (loss) income per Unit is computed by dividing net (loss) income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 82,508 Units outstanding for both 2007 and 2006.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $7,488,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $216,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $225,000, less accumulated amortization of approximately $35,000, are included in other assets at December 31, 2007.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense was approximately $19,000 and $28,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $24,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising

Advertising costs of approximately $47,000 and $51,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment			Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Willow Park on
Lake Adelaide
Apartments
1st mortgage	$ 3,339	$ 25	8.27%	12/01/15	$ 3,045
2nd mortgage	2,826	17	5.62%	12/01/15	2,430
3rd mortgage	797	5	5.84%	12/01/15	697
	$ 6,962	$ 47			$ 6,172

 (1)

Fixed rate mortgages.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $61,000 and are included in other assets.

The mortgage notes payable are non-recourse and secured by pledge of the Partnership’s investment property and by pledge of revenues from the investment property. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 76
2009	83
2010	88
2011	94
2012	100
Thereafter	6,521
$ 6,962

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2007	2006

Net (loss) income as reported	$ (238)	$13,663
Depreciation differences	(5)	88
Gain on sold properties	--	744
Other	(8)	(329)
Federal taxable (loss) income	$ (251)	$14,166
Federal taxable (loss) income
per limited partnership unit	$ (2.94)	$161.13

For 2006 allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2007 (in thousands):

Net liabilities as reported	$ (4,260)
Land and buildings	(105)
Accumulated depreciation	1
Syndication and distribution costs	4,485
Other	49

Net assets - Federal tax basis	$ 170

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $114,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $164,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $35,000 and $89,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the years ended December 31, 2007 or 2006.

Pursuant to the Partnership Agreement and in connection with the additional financing obtained on Willow Park on Lake Adelaide Apartments (as discussed in “Note B”), the Managing General Partner earned and was paid a finance fee of 1% of the new mortgage amount, or approximately $8,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets. During 2005, the Managing General Partner earned a finance fee of 1%, or approximately $51,000 for its assistance in arranging the new loans in connection with the second mortgages obtained on Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments. These costs were capitalized as deferred loan costs. During the year ended December 31, 2006, these amounts were paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.  During the year ended December 31, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.   AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $61,000 and $38,000 during the years ended December 31, 2007 and 2006, respectively, to the Partnership, to fund operating expenses. The advances bore interest at the prime rate plus 2%.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $4,000 and $21,000, respectively.  During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $104,000 and $833,000, respectively, of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments and the sale of Oakwood Village at Lake Nan Apartments, respectively. At December 31, 2007, there were no amounts due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $49,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Disposition of Investment Property

On March 31, 2006, the Partnership sold Oakwood Village at Lake Nan Apartments to a third party for a gross sale price of approximately $19,235,000.  The net proceeds realized by the Partnership were approximately $17,293,000 after payment of closing costs of approximately $665,000 and a prepayment penalty of approximately $1,277,000 owed by the Partnership on the mortgages.  The Partnership accrued the incentive compensation fee of approximately $395,000 upon the sale, in accordance with the Partnership Agreement.  The Partnership used approximately $8,330,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $15,320,000 for the year ended December 31, 2006, which is included in gain from sale of discontinued operations.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,504,000 for the year ended December 31, 2006, due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.  The property’s operations, loss of approximately $62,000 for the year ended December 31, 2006, are included in loss from discontinued operations. Also included in loss from discontinued operations are revenues of approximately $630,000 for the year ended December 31, 2006.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Willow Park on Lake
Adelaide Apartments
1st mortgage	$ 3,339
2nd mortgage	2,826
3rd mortgage	797
	$ 6,962	$ 567	$ 5,218	$ 4,329

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Willow Park on
Lake Adelaide
Apartments	$ 574	$ 9,540	$10,114	$ 7,677	1973	12/82	5-30 yrs

Reconciliation of "investment property and accumulated depreciation":

	December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 9,712	$ 21,327
Property improvements and replacements	402	675
Sale of property	--	(12,290)
Balance at end of year	$ 10,114	$ 9,712

Accumulated Depreciation
Balance at beginning of year	$ 7,390	$ 16,484
Additions charged to expense	287	334
Sale of property	--	(9,428)
Balance at end of year	$ 7,677	$ 7,390

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $10,009,000 and $9,624,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $7,676,000 and $7,384,000, respectively.

Note G - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

National Property Investors 5 (the “Partnership” or the “Registrant”) has no directors or officers.  The names and ages of, as well as the positions and offices held by, the present directors and officers of NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2007, no person or entity was known to own of record or beneficially more than five percent of the limited partnership units (the “Units”) of the Partnership.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $114,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $164,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property, and gain from sale of discontinued operations on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $35,000 and $89,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership properties, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the years ended December 31, 2007 or 2006.

Pursuant to the Partnership Agreement and in connection with the additional financing obtained on Willow Park on Lake Adelaide Apartments, the Managing General Partner earned and was paid a finance fee of 1% of the new mortgage amount, or approximately $8,000 for its assistance in arranging the new financing.  This fee was capitalized as loan costs and is included in other assets on the balance sheet included in “Item 7. Financial Statements”. During 2005, the Managing General Partner earned a finance fee of 1%, or approximately $51,000 for its assistance in arranging the new loans in connection with the second mortgages obtained on Oakwood Village at Lake Nan Apartments and Willow Park on Lake Adelaide Apartments. These costs were capitalized as deferred loan costs. During the year ended December 31, 2006, these amounts were paid with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to a declining percentage of the difference between the total amount distributed to limited partners and the appraised value of their investment at February 1, 1992.  The percentage amount to be realized by NPI Equity, if any, will be dependent upon the year in which the property is sold. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.  An Incentive Compensation Fee of approximately $290,000 was accrued related to the sale of The Village Apartments in 1998 and approximately $395,000 was accrued related to the sale of Oakwood Village at Lake Nan Apartments in 2006. The Managing General Partner was not entitled to receive an Incentive Compensation Fee from the sale of Palisades Apartments in 2003.  During the year ended December 31, 2006, both Incentive Compensation Fees were paid to the Managing General Partner with proceeds from the sale of Oakwood Village at Lake Nan Apartments.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.   AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2006.  In addition, AIMCO Properties, L.P. advanced approximately $61,000 and $38,000 during the years ended December 31, 2007 and 2006, respectively, to the Partnership, to fund operating expenses. The advances bore interest at the prime rate plus 2%.  Interest expense during the years ended December 31, 2007 and 2006 was approximately $4,000 and $21,000, respectively.  During the years ended December 31, 2007 and 2006, the Partnership repaid approximately $104,000 and $833,000, respectively, of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments and the sale of Oakwood Village at Lake Nan Apartments, respectively. At December 31, 2007, there were no amounts due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $49,000 and $78,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 Units in the Partnership representing 65.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $39,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $12,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 27, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 27, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 27, 2008
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