Form 10-Q
period 2008-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2008-05-13
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 108	$ 226
Receivables and deposits	82	75
Other assets	299	239
Investment property:
Land	574	574
Buildings and related personal property	9,624	9,540
	10,198	10,114
Less accumulated depreciation	(7,761)	(7,677)
	2,437	2,437
	$ 2,926	$ 2,977
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 139	$ 109
Tenant security deposit liabilities	60	52
Accrued property taxes	31	--
Other liabilities	107	114
Mortgage notes payable	6,944	6,962
	7,281	7,237

Partners' Deficit
General partner	(1,173)	(1,170)
Limited partners (82,503 units
issued and outstanding)	(3,182)	(3,090)
	(4,355)	(4,260)
	$ 2,926	$ 2,977

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 393	$ 396
Other income	38	45
Total revenues	431	441

Expenses:
Operating	245	202
General and administrative	38	34
Depreciation	84	69
Interest	128	116
Property taxes	31	33
Total expenses	526	454

Net loss	$ (95)	$ (13)

Net loss allocated to general partner (3%)	$ (3)	$ --
Net loss allocated to limited partners (97%)	(92)	(13)
	$ (95)	$ (13)

Net loss per limited partnership unit	$ (1.12)	$ (0.16)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2007	82,503	$(1,170)	$(3,090)	$ (4,260)

Net loss for the three months
ended March 31, 2008	--	(3)	(92)	(95)

Partners' deficit at
March 31, 2008	82,503	$(1,173)	$(3,182)	$ (4,355)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (95)	$ (13)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	84	69
Amortization of loan costs	6	4
Change in accounts:
Receivables and deposits	(7)	(6)
Other assets	(66)	(100)
Accounts payable	56	114
Tenant security deposit liabilities	8	4
Accrued property taxes	31	33
Other liabilities	(7)	(30)
Due to affiliates	--	16
Net cash provided by operating activities	10	91

Cash flows used in investing activities:
Property improvements and replacements	(110)	(29)

Cash flows used in financing activities:
Payments on mortgage notes payable	(18)	(17)

Net (decrease) increase in cash and cash equivalents	(118)	45

Cash and cash equivalents at beginning of period	226	25
Cash and cash equivalents at end of period	$ 108	$ 70

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 122	$ 110

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 8	$ --

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $34,000 and $6,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $32,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $3,000, respectively.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2008 or 2007.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2007.  Interest was charged at prime plus 2% and interest expense was approximately $1,000 for the three months ended March 31, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Willow Park on Lake Adelaide Apartments	95%	94%
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

Results of Operations

The Partnership recognized net losses of approximately $95,000 and $13,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in net loss is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. The increase in operating expense is primarily due to increases in utilities, clean up expenses as a result of minor water damage and minor landscaping repairs due to harsh weather conditions, advertising expenses and contract services at the Partnership’s investment property. Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months.  Interest expense increased primarily due to a higher average debt balance as a result of the third mortgage obtained on the Partnership’s investment property in August 2007.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended March 31, 2008 due to a decrease in other income. Rental income remained relatively constant for the comparable periods. Other income decreased primarily due to decreases in lease cancellation fees, late charges and cleaning and damage fees at the Partnership’s investment property.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $108,000, compared to approximately $70,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $118,000, from December 31, 2007, due to approximately $110,000 and $18,000 of cash used in investing and financing activities, respectively, partially offset by approximately $10,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2007.  Interest was charged at prime plus 2% and interest expense was approximately $1,000 for the three months ended March 31, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

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

During the three months ended March 31, 2008, the Partnership completed approximately $84,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of laundry room and maintenance building enhancements, signage, and roof and floor covering replacements.  These improvements were funded from operating cash flow.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The first mortgage indebtedness of approximately $3,333,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The second mortgage indebtedness of approximately $2,816,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due.  The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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