Form 10-Q
period 2008-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2008-08-13
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 25	$ 226
Receivables and deposits	79	75
Other assets	262	239
Investment property:
Land	574	574
Buildings and related personal property	9,656	9,540
	10,230	10,114
Less accumulated depreciation	(7,845)	(7,677)
	2,385	2,437
	$ 2,751	$ 2,977
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 37	$ 109
Tenant security deposit liabilities	57	52
Accrued property taxes	62	--
Other liabilities	104	114
Due to affiliates (Note B)	19	--
Mortgage notes payable	6,926	6,962
	7,205	7,237

Partners' Deficit
General partner	(1,176)	(1,170)
Limited partners (82,503 units
issued and outstanding)	(3,278)	(3,090)
	(4,454)	(4,260)
	$ 2,751	$ 2,977

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 375	$ 383	$ 768	$ 779
Other income	48	41	86	86
Total revenues	423	424	854	865

Expenses:
Operating	243	229	488	431
General and administrative	37	37	75	71
Depreciation	84	70	168	139
Interest	127	118	255	234
Property taxes	31	32	62	65
Total expenses	522	486	1,048	940

Net loss	$ (99)	$ (62)	$ (194)	$ (75)

Net loss allocated to general
partner (3%)	$ (3)	$ (2)	$ (6)	$ (2)
Net loss allocated to limited
partners (97%)	(96)	(60)	(188)	(73)
	$ (99)	$ (62)	$ (194)	$ (75)

Net loss per limited
partnership unit	$ (1.16)	$ (0.73)	$ (2.28)	$ (0.88)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2007	82,503	$(1,170)	$(3,090)	$ (4,260)

Net loss for the six months
ended June 30, 2008	--	(6)	(188)	(194)

Partners' deficit at
June 30, 2008	82,503	$(1,176)	$(3,278)	$ (4,454)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (194)	$ (75)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	168	139
Amortization of loan costs	12	8
Change in accounts:
Receivables and deposits	(4)	(19)
Other assets	(35)	(75)
Accounts payable	(38)	3
Tenant security deposit liabilities	5	8
Accrued property taxes	62	65
Other liabilities	(10)	4
Due to affiliates	19	39
Net cash (used in) provided by operating activities	(15)	97

Cash flows used in investing activities:
Property improvements and replacements	(150)	(69)

Cash flows from financing activities:
Payments on mortgage notes payable	(36)	(31)
Advance from affiliate	--	61
Net cash (used in) provided by financing activities	(36)	30

Net (decrease) increase in cash and cash equivalents	(201)	58

Cash and cash equivalents at beginning of period	226	25
Cash and cash equivalents at end of period	$ 25	$ 83

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 245	$ 222

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $34,000 and $6,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $42,000 and $43,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $51,000 and $41,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $3,000, respectively. At June 30, 2008, approximately $19,000 of unpaid reimbursements is owed to affiliates of the Managing General Partner, which is included in due to affiliates. No such amounts were due to affiliates of the Managing General Partner at December 31, 2007.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2008 or 2007.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2007. During the six months ended June 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $61,000 to fund operating expenses. There were no such advances made during the six months ended June 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $2,000 for the six months ended June 30, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At June 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $25,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Willow Park on Lake Adelaide Apartments	93%	92%
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

Results of Operations

The Partnership recognized net losses of approximately $99,000 and $194,000 for the three and six months ended June 30, 2008, respectively, compared to net losses of approximately $62,000 and $75,000 for the three and six months ended June 30, 2007, respectively. The increase in net loss for the three months ended June 30, 2008 is due to an increase in total expenses. The increase in net loss for the six months ended June 30, 2008 is due to an increase in total expenses and a decrease in total revenues. Total expenses increased for both the three and six months ended June 30, 2008 due to increases in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. The increase in operating expenses for the three months ended June 30, 2008 is due to increases in salaries and related benefits, employee housing and clean up expenses as a result of minor water damage, partially offset by decreases in utilities and insurance expense as a result of decreased premiums at the Partnership’s investment property. The increase in operating expenses for the six months ended June 30, 2008 is due to increases in salaries and related benefits, utilities, employee housing, clean up expenses as a result of minor water damage, minor landscaping repairs due to harsh weather conditions and advertising expenses, partially offset by a decrease in insurance expense as a result of decreased premiums at Willow Park on Lake Adelaide Apartments. Depreciation expense increased for both periods as a result of property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased for both periods primarily due to a higher average debt balance as a result of the third mortgage obtained on the Partnership’s investment property in August 2007.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues remained relatively constant for the three months ended June 30, 2008, as a decrease in rental income was substantially offset by an increase in other income. The decrease in total revenues for the six months ended June 30, 2008 is due to a decrease in rental income. Other income remained relatively constant for the six months ended June 30, 2008. Rental income decreased for both the three and six months ended June 30, 2008 due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property. The increase in other income for the three months ended June 30, 2008 is primarily due to an increase in utility reimbursements at the property.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $25,000, compared to approximately $83,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $201,000, from December 31, 2007, due to approximately $150,000, $36,000 and $15,000 of cash used in investing, financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the six months ended June 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $61,000 to fund operating expenses. There were no such advances made during the six months ended June 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $2,000 for the six months ended June 30, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At June 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

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

During the six months ended June 30, 2008, the Partnership completed approximately $116,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of laundry room and maintenance building enhancements, signage, and roof, appliance and floor covering replacements.  These improvements were funded from operating cash flow. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The first mortgage indebtedness of approximately $3,327,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The second mortgage indebtedness of approximately $2,806,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due.  The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,900 limited partnership units (the "Units") in the Partnership representing 65.33% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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