Form 10-Q
period 2008-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2008-11-12
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 5	$ 226
Receivables and deposits	84	75
Other assets	252	239
Investment property:
Land	574	574
Buildings and related personal property	9,721	9,540
	10,295	10,114
Less accumulated depreciation	(7,927)	(7,677)
	2,368	2,437
	$ 2,709	$ 2,977
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 155	$ 109
Tenant security deposit liabilities	61	52
Accrued property taxes	93	--
Other liabilities	90	114
Due to affiliates (Note B)	38	--
Mortgage notes payable	6,907	6,962
	7,344	7,237

Partners' Deficit
General partner	(1,181)	(1,170)
Limited partners (82,503 units
issued and outstanding)	(3,454)	(3,090)
	(4,635)	(4,260)
	$ 2,709	$ 2,977

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 378	$ 385	$ 1,146	$ 1,164
Other income	47	51	133	137
Total revenues	425	436	1,279	1,301

Expenses:
Operating (Note C)	326	223	814	654
General and administrative	38	30	113	101
Depreciation	82	71	250	210
Interest	129	122	384	356
Property taxes	31	27	93	92
Total expenses	606	473	1,654	1,413

Net loss	$ (181)	$ (37)	$ (375)	$ (112)
Net loss allocated to general
partner (3%)	$ (5)	$ (1)	$ (11)	$ (3)
Net loss allocated to limited
partners (97%)	(176)	(36)	(364)	(109)
	$ (181)	$ (37)	$ (375)	$ (112)

Net loss per limited partnership	$ (2.13)	$ (0.44)	$ (4.41)	$ (1.32)
unit

Distribution per limited
partnership unit	$ --	$ 1.90	$ --	$ 1.90

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2007	82,503	$(1,170)	$(3,090)	$ (4,260)

Net loss for the nine months
ended September 30, 2008	--	(11)	(364)	(375)

Partners' deficit at
September 30, 2008	82,503	$(1,181)	$(3,454)	$ (4,635)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (375)	$ (112)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Bad debt expense	20	29
Depreciation	250	210
Amortization of loan costs	18	13
Change in accounts:
Receivables and deposits	(29)	(61)
Other assets	(31)	(49)
Accounts payable	38	11
Tenant security deposit liabilities	9	15
Accrued property taxes	93	92
Other liabilities	(24)	(19)
Due to affiliates	38	(13)
Net cash provided by operating activities	7	116

Cash flows used in investing activities:
Property improvements and replacements	(173)	(182)

Cash flows from financing activities:
Payments on mortgage notes payable	(55)	(47)
Proceeds from mortgage note payable	--	800
Loan costs paid	--	(48)
Advance from affiliate	--	61
Payments on advances from affiliate	--	(99)
Distribution to partners	--	(160)
Net cash (used in) provided byfinancing activities	(55)	507

Net (decrease) increase in cash and cash equivalents	(221)	441

Cash and cash equivalents at beginning of period	226	25
Cash and cash equivalents at end of period	$ 5	$ 466

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 367	$ 341

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 42	$ 17

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $34,000 and $6,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $62,000 and $65,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $70,000 and $68,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for each of the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $13,000. At September 30, 2008, approximately $38,000 of unpaid reimbursements is owed to affiliates of the Managing General Partner, which is included in due to affiliates. No such amounts were due to affiliates of the Managing General Partner at December 31, 2007.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2008 or 2007.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $61,000 to fund operating expenses. There were no such advances made during the nine months ended September 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $4,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid approximately $104,000 of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $39,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In August 2008, Willow Park on Lake Adelaide Apartments sustained damages from Tropical Storm Fay.  The damages are estimated to be approximately $156,000, including clean up costs of approximately $78,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs of approximately $78,000 are included in operating expenses.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default (as defined in the loan agreement) exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $61,000, of which approximately $48,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Willow Park on Lake Adelaide Apartments	94%	92%
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

Results of Operations

The Partnership recognized net losses of approximately $181,000 and $375,000 for the three and nine months ended September 30, 2008, respectively, compared to net losses of approximately $37,000 and $112,000 for the three and nine months ended September 30, 2007, respectively. The increase in net loss for both the three and nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues. Total expenses increased for both periods due to increases in operating, general and administrative, depreciation and interest expenses. Property tax expense remained relatively constant for both periods. The increase in operating expenses for both periods is primarily due to the accrual in 2008 for clean up expenses related to damages from Tropical Storm Fay and increases in contract services, employee housing and utility expenses at the Partnership’s investment property. Depreciation expense increased for both periods as a result of property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased for both periods primarily due to a higher average debt balance as a result of the third mortgage obtained on the Partnership’s investment property in August 2007.

The increase in general and administrative expenses for both the three and nine months ended September 30, 2008 is primarily due to increases in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both periods due to a decrease in rental income. Other income remained relatively constant for both periods. Rental income decreased for both the three and nine months ended September 30, 2008 due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property.

In August 2008, Willow Park on Lake Adelaide Apartments sustained damages from Tropical Storm Fay. The damages are estimated to be approximately $156,000, including clean up costs of approximately $78,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the three and nine months ended September 30, 2008 the estimated clean up costs of approximately $78,000 are included in operating expenses.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $5,000, compared to approximately $466,000 at September 30, 2007. Cash and cash equivalents decreased approximately $221,000, from December 31, 2007, due to approximately $173,000 and $55,000 of cash used in investing and financing activities, respectively, partially offset by approximately $7,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series. The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership. The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2007. During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $61,000 to fund operating expenses. There were no such advances made during the nine months ended September 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $4,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid approximately $104,000 of advances and associated accrued interest from proceeds from the additional financing obtained on Willow Park on Lake Adelaide Apartments. At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $181,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of laundry room and maintenance building enhancements, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operating cash flow. The Partnership expects to continue reconstruction related to the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or insurance proceeds. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $800,000 on Willow Park on Lake Adelaide Apartments. The new mortgage bears interest at a fixed rate of 5.84% per annum and requires monthly payments of principal and interest of approximately $5,000 beginning on October 1, 2007 through the December 1, 2015 maturity date, with a balloon payment of approximately $697,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $61,000, of which approximately $48,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

The first mortgage indebtedness of approximately $3,320,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due.  The second mortgage indebtedness of approximately $2,797,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due.  The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Sale (1)	$ --	$ --	$ 160	$ 1.90

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,925 limited partnership units (the "Units") in the Partnership representing 65.36% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.36% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 11, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 11, 2008	By: /s/Stephen B. Waters
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