Form 10-Q
period 2009-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2009-05-12
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 43	$ 25
Receivables and deposits	87	82
Other assets	235	214
Investment property:
Land	574	574
Buildings and related personal property	9,891	9,842
	10,465	10,416
Less accumulated depreciation	(8,052)	(7,970)
	2,413	2,446
	$ 2,778	$ 2,767
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 98	$ 103
Tenant security deposit liabilities	53	56
Accrued property taxes	36	--
Other liabilities	104	97
Due to affiliates (Note B)	441	344
Mortgage notes payable	6,865	6,887
	7,597	7,487

Partners' Deficit
General partner	(1,187)	(1,184)
Limited partners (82,493 units
issued and outstanding)	(3,632)	(3,536)
	(4,819)	(4,720)
	$ 2,778	$ 2,767

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 339	$ 393
Other income	52	38
Total revenues	391	431

Expenses:
Operating	207	245
General and administrative	36	38
Depreciation	82	84
Interest	129	128
Property taxes	36	31
Total expenses	490	526

Net loss	$ (99)	$ (95)

Net loss allocated to general partner (3%)	$ (3)	$ (3)
Net loss allocated to limited partners (97%)	(96)	(92)
	$ (99)	$ (95)

Net loss per limited partnership unit	$ (1.16)	$ (1.12)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2008	82,493	$(1,184)	$(3,536)	$ (4,720)

Net loss for the three months
ended March 31, 2009	--	(3)	(96)	(99)

Partners' deficit at
March 31, 2009	82,493	$(1,187)	$(3,632)	$ (4,819)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (99)	$ (95)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	82	84
Amortization of loan costs	6	6
Bad debt expense	12	5
Change in accounts:
Receivables and deposits	(17)	(12)
Other assets	(27)	(66)
Accounts payable	47	56
Tenant security deposit liabilities	(3)	8
Accrued property taxes	36	31
Other liabilities	7	(7)
Due to affiliates	23	--
Net cash provided by operating activities	67	10

Cash flows used in investing activities:
Property improvements and replacements	(101)	(110)

Cash flows from financing activities:
Payments on mortgage notes payable	(22)	(18)
Advances from affiliate	74	--
Net cash provided by (used in) financing activities	52	(18)

Net increase (decrease) in cash and cash equivalents	18	(118)

Cash and cash equivalents at beginning of period	25	226
Cash and cash equivalents at end of period	$ 43	$ 108

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 118	$ 122

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 8

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $52,000 and $34,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $20,000 and $21,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $32,000 for each of the three months ended March 31, 2009 and 2008, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $15,000 and $12,000, respectively. At March 31, 2009 and December 31, 2008, approximately $79,000 and $60,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2009 or 2008.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. In addition, AIMCO Properties, L.P. advanced the Partnership approximately $74,000 during the three months ended March 31, 2009 to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. There were no such advances made during the three months ended March 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense during the three months ended March 31, 2009 was approximately $4,000. There was no interest expense during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, approximately $362,000 and $284,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $59,000 to fund operating expenses at Willow Park on Lake Adelaide Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $40,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Willow Park on Lake Adelaide Apartments	89%	95%
Altamonte Springs, Florida

The Managing General Partner attributes the decrease in occupancy at Willow Park on Lake Adelaide Apartments to poor economic conditions in the Altamonte Springs area.

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

Results of Operations

The Partnership recognized net losses of approximately $99,000 and $95,000 for the three months ended March 31, 2009 and 2008, respectively.  Net loss remained relatively constant, as a decrease in total revenues was substantially offset by a decrease in total expenses.  Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in both occupancy and the average rental rate at the Partnership’s investment property. The increase in other income is primarily due to an increase in tenant utility reimbursements at the Partnership’s investment property.

Total expenses decreased due to a decrease in operating expenses, partially offset by an increase in property tax expense. General and administrative, depreciation and interest expenses remained relatively constant for the comparable periods. The decrease in operating expense is primarily due to decreases in advertising expense, hazard insurance premiums and contract services at the Partnership’s investment property. Property tax expense increased due to an increase in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $43,000, compared to approximately $108,000 at March 31, 2008.  Cash and cash equivalents increased approximately $18,000, from December 31, 2008, due to approximately $67,000 and $52,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $101,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2008. In addition, AIMCO Properties, L.P. advanced the Partnership approximately $74,000 during the three months ended March 31, 2009 to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. There were no such advances made during the three months ended March 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense during the three months ended March 31, 2009 was approximately $4,000. There was no interest expense during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, approximately $362,000 and $284,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $59,000 to fund operating expenses at Willow Park on Lake Adelaide Apartments.

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

During the three months ended March 31, 2009, the Partnership completed approximately $49,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of floor covering replacement.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $3,305,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due. The second mortgage indebtedness of approximately $2,775,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The third mortgage indebtedness of approximately $785,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $697,000 is due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,930 limited partnership units (the "Units") in the Partnership representing 65.38% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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