Form 10-Q
period 2009-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2009-11-13
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 25	$ 25
Receivables and deposits	69	82
Other assets	193	214
Investment property:
Land	574	574
Buildings and related personal property	10,080	9,842
	10,654	10,416
Less accumulated depreciation	(8,215)	(7,970)
	2,439	2,446
	$ 2,726	$ 2,767
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 125	$ 103
Tenant security deposit liabilities	48	56
Accrued property taxes	83	--
Other liabilities	111	97
Due to affiliates (Note B)	558	344
Mortgage notes payable	6,826	6,887
	7,751	7,487

Partners' Deficit
General partner	(1,193)	(1,184)
Limited partners (82,493 units
issued and outstanding)	(3,832)	(3,536)
	(5,025)	(4,720)
	$ 2,726	$ 2,767

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 354	$ 378	$ 1,040	$ 1,146
Other income	53	47	143	133
Total revenues	407	425	1,183	1,279

Expenses:
Operating (Note D)	236	326	657	814
General and administrative	32	38	103	113
Depreciation	81	82	245	250
Interest	134	129	400	384
Property taxes	22	31	83	93
Total expenses	505	606	1,488	1,654

Net loss	$ (98)	$ (181)	$ (305)	$ (375)

Net loss allocated to general
partner (3%)	$ (3)	$ (5)	$ (9)	$ (11)
Net loss allocated to limited
partners (97%)	(95)	(176)	(296)	(364)
	$ (98)	$ (181)	$ (305)	$ (375)

Net loss per limited partnership
unit	$ (1.15)	$ (2.13)	$ (3.59)	$ (4.41)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2008	82,493	$(1,184)	$(3,536)	$ (4,720)

Net loss for the nine months
ended September 30, 2009	--	(9)	(296)	(305)

Partners' deficit at
September 30, 2009	82,493	$(1,193)	$(3,832)	$ (5,025)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (305)	$ (375)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Bad debt expense	24	20
Depreciation	245	250
Amortization of loan costs	18	18
Change in accounts:
Receivables and deposits	(11)	(29)
Other assets	3	(31)
Accounts payable	56	38
Tenant security deposit liabilities	(8)	9
Accrued property taxes	83	93
Other liabilities	14	(24)
Due to affiliates	51	38
Net cash provided by operating activities	170	7

Cash flows used in investing activities:
Property improvements and replacements	(272)	(173)

Cash flows from financing activities:
Payments on mortgage notes payable	(61)	(55)
Advances from affiliate	163	--
Net cash provided by(used in) financing activities	102	(55)

Net decrease in cash and cash equivalents	--	(221)

Cash and cash equivalents at beginning of period	25	226
Cash and cash equivalents at end of period	$ 25	$ 5

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 358	$ 367

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 18	$ 42

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $52,000 and $34,000 of improvements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $62,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $63,000 and $70,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $30,000 and $13,000, respectively. At September 30, 2009 and December 31, 2008, approximately $95,000 and $60,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2009 or 2008.

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

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2008. In addition, AIMCO Properties, L.P. advanced the Partnership approximately $163,000 during the nine months ended September 30, 2009 to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. There were no such advances made during the nine months ended September 30, 2008. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense during the nine months ended September 30, 2009 was approximately $16,000. There was no interest expense during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, approximately $463,000 and $284,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund operations at Willow Park on Lake Adelaide Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $34,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $40,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $7,200,000.

Note D – Casualty Event

In August 2008, Willow Park on Lake Adelaide Apartments sustained damages from Tropical Storm Fay. During the three months ended September 30, 2008, the Partnership had estimated the damages to be approximately $156,000, including clean up costs of approximately $78,000. During the fourth quarter of 2008, the Partnership’s estimates were revised to damages of approximately $137,000 including clean up costs of approximately $53,000. The Partnership did not receive any insurance proceeds to cover the cost of the damages. During the year ended December 31, 2008, the Partnership wrote off the damaged assets which were fully depreciated. For the three and nine months ended September 30, 2008, the estimated clean up costs of approximately $78,000 were included in operating expenses.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Willow Park on Lake Adelaide Apartments	92%	94%
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

Results of Operations

The Partnership recognized net losses of approximately $98,000 and $305,000 for the three and nine months ended September 30, 2009, respectively, compared to net losses of approximately $181,000 and $375,000 for the three and nine months ended September 30, 2008, respectively. The decrease in net loss for the three and nine months ended September 30, 2009 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues decreased for both the three and nine months ended September 30, 2009 due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both the three and nine months ended September 30, 2009 due to decreases in occupancy and the average rental rate at the Partnership’s investment property.  Other income increased for both the three and nine months ended September 30, 2009 due to an increase in utility reimbursements at the property. Also contributing to the increase in other income for the nine months ended September 30, 2009 are increases in cleaning and damage, application and late fees at the Partnership’s investment property.

Total expenses decreased for both the three and nine months ended September 30, 2009 due to decreases in operating, general and administrative and property tax expenses, partially offset by an increase in interest expense. Depreciation expense remained relatively constant for both periods. The decrease in operating expense for both periods is primarily due to decreases in advertising costs, insurance expense, as a result of decreased premiums at the property, the accrual in 2008 for clean up expenses related to damages from Tropical Storm Fay and routine repairs and maintenance. Property tax expense decreased for both periods due to a decrease in the assessed value of the property. Interest expense increased for both periods due to an increase in interest on advances from an affiliate of the Managing General Partner, as a result of a higher average outstanding balance. The increase in interest expense for the nine months ended September 30, 2009 is also due to the payment of interest incurred in connection with the escheatment of unclaimed distributions in 2009.

The decrease in general and administrative expense for both the three and nine months ended September 30, 2009 is primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In August 2008, Willow Park on Lake Adelaide Apartments sustained damages from Tropical Storm Fay. During the three months ended September 30, 2008, the Partnership had estimated the damages to be approximately $156,000, including clean up costs of approximately $78,000. During the fourth quarter of 2008, the Partnership’s estimates were revised to damages of approximately $137,000 including clean up costs of approximately $53,000. The Partnership did not receive any insurance proceeds to cover the cost of the damages. During the year ended December 31, 2008, the Partnership wrote off the damaged assets which were fully depreciated. For the three and nine months ended September 30, 2008, the estimated clean up costs of approximately $78,000 were included in operating expenses.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $25,000, compared to approximately $25,000 at December 31, 2008.  Cash and cash equivalents remained constant as approximately $170,000 and $102,000 of cash provided by operating and financing activities, respectively, were offset by approximately $272,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements.

On March 18, 2008, the Managing General Partner terminated the revolving credit facility (the “Partnership Revolver”) that was established on behalf of the Partnership and certain affiliated partnerships to fund deferred maintenance and working capital needs of the Partnership and certain other affiliated partnerships in the National Property Investors Partnership Series.  The Managing General Partner does not have a commitment, intent or implication to fund cash flow deficits or furnish other direct or indirect financial assistance to the Partnership.  The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P.  had advanced amounts to the Partnership prior to 2008. In addition, AIMCO Properties, L.P. advanced the Partnership approximately $163,000 during the nine months ended September 30, 2009 to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. There were no such advances made during the nine months ended September 30, 2008. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense during the nine months ended September 30, 2009 was approximately $16,000. There was no interest expense during the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, approximately $463,000 and $284,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund operations at Willow Park on Lake Adelaide Apartments.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $238,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of HVAC and floor covering replacement and kitchen and bath upgrades.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The first mortgage indebtedness of approximately $3,292,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due. The second mortgage indebtedness of approximately $2,755,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The third mortgage indebtedness of approximately $779,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $697,000 is due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,930 limited partnership units (the "Units") in the Partnership representing 65.38% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2009	By: /s/Stephen B. Waters
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

10.31            Multifamily Note, dated August 31, 2007 between National Property Investors 5, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007).

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