Form 10-Q
period 2010-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2010-08-11
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 35	$ 72
Receivables and deposits	58	84
Other assets	185	169
Investment property:
Land	574	574
Buildings and related personal property	10,156	10,073
	10,730	10,647
Less accumulated depreciation	(8,441)	(8,286)
	2,289	2,361
	$ 2,567	$ 2,686
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 20	$ 56
Tenant security deposit liabilities	39	43
Accrued property taxes	58	--
Other liabilities	95	116
Due to affiliates (Note B)	865	781
Mortgage notes payable	6,760	6,804
	7,837	7,800

Partners' Deficit
General partner	(1,201)	(1,196)
Limited partners (82,478 units
issued and outstanding)	(4,069)	(3,918)
	(5,270)	(5,114)
	$ 2,567	$ 2,686

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 342	$ 347	$ 674	$ 686
Other income	41	38	88	90
Total revenues	383	385	762	776

Expenses:
Operating	179	214	388	421
General and administrative	31	35	59	71
Depreciation	82	82	155	164
Interest	135	137	269	266
Property taxes	30	25	59	61
Total expenses	457	493	930	983

Casualty gain (Note D)	12	--	12	--

Net loss	$ (62)	$ (108)	$ (156)	$ (207)

Net loss allocated to
general partner (3%)	$ (2)	$ (3)	$ (5)	$ (6)
Net loss allocated to
limited partners (97%)	(60)	(105)	(151)	(201)
	$ (62)	$ (108)	$ (156)	$ (207)

Net loss per limited
partnership unit	$ (0.73)	$ (1.27)	$ (1.83)	$ (2.44)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2009	82,478	$(1,196)	$(3,918)	$ (5,114)

Net loss for the six months
ended June 30, 2010	--	(5)	(151)	(156)

Partners' deficit at
June 30, 2010	82,478	$(1,201)	$(4,069)	$ (5,270)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (156)	$ (207)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	155	164
Amortization of loan costs	12	12
Casualty gain	(12)	--
Bad debt expense	14	17
Change in accounts:
Receivables and deposits	(6)	(4)
Other assets	(28)	(13)
Accounts payable	(35)	41
Tenant security deposit liabilities	(4)	(4)
Accrued property taxes	58	61
Other liabilities	(21)	1
Due to affiliates	12	33
Net cash (used in) provided by operating activities	(11)	101

Cash flows used in investing activities:
Property improvements and replacements	(84)	(192)
Insurance proceeds received	30	--
Net cash used in investing activities	(54)	(192)

Cash flows from financing activities:
Payments on mortgage notes payable	(44)	(41)
Advances from affiliate	72	133
Net cash provided by financing activities	28	92

Net (decrease) increase in cash and cash equivalents	(37)	1

Cash and cash equivalents at beginning of period	72	25
Cash and cash equivalents at end of period	$ 35	$ 26

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 267	$ 237

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 9	$ --

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $10,000 and $52,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 for both the six months ended June 30, 2010 and 2009, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $24,000 and $46,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Managing General Partner of zero and approximately $24,000, respectively. At June 30, 2010 and December 31, 2009, approximately $129,000 and $105,000, respectively, of these accountable administrative expenses remain unpaid and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2010 or 2009.

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

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $72,000 and $133,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2010). Interest expense during the six months ended June 30, 2010 and 2009 was approximately $18,000 and $10,000, respectively. During the six months ended June 30, 2010, the Partnership repaid associated accrued interest of approximately $30,000 with cash from operations.  No such payments were made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, approximately $736,000 and $676,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $33,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $34,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $7,200,000.

Note D – Casualty Event

In January 2009, Willow Park on Lake Adelaide Apartments suffered significant damage to the property’s landscaping as a result of freeze damage. The damage was estimated to be approximately $51,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $21,000 and removed undepreciated damaged assets of approximately $39,000. During the three and six months ended June 30, 2010, the Partnership received additional insurance proceeds of approximately $30,000 and recognized a casualty gain of approximately $12,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Willow Park on Lake Adelaide Apartments	95%	90%
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

Results of Operations

The Partnership recognized net losses of approximately $62,000 and $156,000 for the three and six months ended June 30, 2010, respectively, compared to net losses of approximately $108,000 and $207,000 for the three and six months ended June 30, 2009, respectively. The decrease in net loss for the three months ended June 30, 2010 is primarily due to a decrease in total expenses and the recognition of a casualty gain in 2010. Total revenues remained relatively constant for the three months ended June 30, 2010. The decrease in net loss for the six months ended June 30, 2010 is due to a decrease in total expenses and the recognition of a casualty gain in 2010, partially offset by a decrease in total revenues.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in operating and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation and interest expenses remained relatively constant for the three months ended June 30, 2010. Total expenses decreased for the six months ended June 30, 2010 due to decreases in operating, general and administrative and depreciation expenses. Interest and property tax expenses remained relatively constant for the six months ended June 30, 2010.  Operating expenses decreased for the three months ended June 30, 2010 due to decreases in salaries and related benefits, contract services and an increase in capitalized payroll costs at the property. Operating expenses decreased for the six months ended June 30, 2010 due to decreases in salaries and related benefits, property legal costs, resident eviction expenses and insurance expense, as a result of decreased premiums at Willow Park on Lake Adelaide Apartments. Depreciation expense decreased for the six months ended June 30, 2010 due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2009, partially offset by depreciation on assets placed into service over the previous twelve months. The increase in property tax expense for the three months ended June 30, 2010 is due to an increase in the tax rate at Willow Park on Lake Adelaide Apartments.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in costs associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the six months ended June 30, 2010 due to a decrease in rental income. Other income remained relatively constant for the comparable period. The decrease in rental income is due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property.

In January 2009, Willow Park on Lake Adelaide Apartments suffered significant damage to the property’s landscaping as a result of freeze damage. The damage was estimated to be approximately $51,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $21,000 and removed undepreciated damaged assets of approximately $39,000. During the three and six months ended June 30, 2010, the Partnership received additional insurance proceeds of approximately $30,000 and recognized a casualty gain of approximately $12,000.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $35,000, compared to approximately $72,000 at December 31, 2009.  The decrease in cash and cash equivalents of approximately $37,000 is due to approximately $54,000 and $11,000 of cash used in investing and operating activities, respectively, partially offset by approximately $28,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $72,000 and $133,000 during the six months ended June 30, 2010 and 2009, respectively, to fund capital improvements and operating expenses at Willow Park on Lake Adelaide Apartments. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2010). Interest expense during the six months ended June 30, 2010 and 2009 was approximately $18,000 and $10,000, respectively. During the six months ended June 30, 2010, the Partnership repaid associated accrued interest of approximately $30,000 with cash from operations.  No such payments were made during the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, approximately $736,000 and $676,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2010, the Partnership completed approximately $83,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of HVAC and floor covering replacement and kitchen and bath resurfacing.  These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The first mortgage indebtedness of approximately $3,268,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $3,045,000 is due. The second mortgage indebtedness of approximately $2,721,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $2,430,000 is due. The third mortgage indebtedness of approximately $771,000 requires monthly payments of principal and interest until the loan matures on December 1, 2015, at which time a balloon payment of approximately $697,000 is due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,930 limited partnership units (the "Units") in the Partnership representing 65.39% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.39% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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