Form 10-Q
period 2011-03-31
NATIONAL PROPERTY INVESTORS 5
filed 2011-05-12
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 21	$ 20
Receivables and deposits	69	67
Other assets	194	168
Investment property:
Land	574	574
Buildings and related personal property	10,370	10,334
	10,944	10,908
Less accumulated depreciation	(8,699)	(8,611)
	2,245	2,297
	$ 2,529	$ 2,552
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 67	$ 31
Tenant security deposit liabilities	45	41
Accrued property taxes	23	--
Other liabilities	105	100
Due to affiliates (Note B)	1,132	1,107
Mortgage notes payable	6,691	6,716
	8,063	7,995

Partners' Deficit
General partner	(1,209)	(1,206)
Limited partners	(4,325)	(4,237)
	(5,534)	(5,443)
	$ 2,529	$ 2,552

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 325	$ 332
Other income	63	47
Total revenues	388	379

Expenses:
Operating	204	209
General and administrative	27	28
Depreciation	88	73
Interest	136	134
Property taxes	24	29
Total expenses	479	473

Net loss	$ (91)	$ (94)

Net loss allocated to general partner (3%)	$ (3)	$ (3)
Net loss allocated to limited partners (97%)	(88)	(91)
	$ (91)	$ (94)

Net loss per limited partnership unit	$ (1.07)	$ (1.10)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	82,513	$ 1	$41,257	$ 41,258

Partners' deficit at
December 31, 2010	82,428	$(1,206)	$(4,237)	$ (5,443)

Net loss for the three months
ended March 31, 2011	--	(3)	(88)	(91)

Partners' deficit at
March 31, 2011	82,428	$(1,209)	$(4,325)	$ (5,534)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (91)	$ (94)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	88	73
Amortization of loan costs	6	6
Bad debt expense	15	8
Change in accounts:
Receivables and deposits	(17)	(7)
Other assets	(32)	(43)
Accounts payable	42	63
Tenant security deposit liabilities	4	(3)
Accrued property taxes	23	29
Other liabilities	5	(19)
Due to affiliates	25	21
Net cash provided by operating activities	68	34

Cash flows used in investing activities:
Property improvements and replacements	(42)	(40)

Cash flows used in financing activities:
Payments on mortgage notes payable	(25)	(23)

Net increase (decrease) in cash and cash equivalents	1	(29)

Cash and cash equivalents at beginning of period	20	72
Cash and cash equivalents at end of period	$ 21	$ 43

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 116	$ 118

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 3	$ 4

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $9,000 and $10,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2010 and 2009.

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $14,000 for both the three months ended March 31, 2011 and 2010, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $3,000 for both periods. At March 31, 2011 and December 31, 2010, approximately $166,000 and $154,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the three months ended March 31, 2011 or 2010.

Upon the sale of the Partnership's property, NPI Equity will be entitled to an Incentive Compensation Fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the Incentive Compensation Fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2010. There were no such advances made during the three months ended March 31, 2011 or 2010. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense during the three months ended March 31, 2011 and 2010 was approximately $13,000 and $8,000, respectively. At March 31, 2011 and December 31, 2010, approximately $966,000 and $953,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $7,082,000.

Note D – Casualty Event

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

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Willow Park on Lake Adelaide Apartments	96%	94%
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

Results of Operations

The Partnership recognized net losses of approximately $91,000 and $94,000 for the three months ended March 31, 2011 and 2010, respectively. Net loss remained relatively constant, as an increase in total revenues was substantially offset by an increase in total expenses. Total revenues increased due to an increase in other income, partially offset by a decrease in rental income.  The increase in other income is primarily due to increases in resident utility reimbursements, lease cancellation fees, cleaning and damage fees and application fees at Willow Park on Lake Adelaide Apartments. Rental income decreased due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at the Partnership’s investment property.

Total expenses increased primarily due to an increase in depreciation expense, partially offset by a decrease in property tax expense. Operating, general and administrative and interest expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months. The decrease in property tax expense is primarily due to a decrease in the assessed value of Willow Park on Lake Adelaide Apartments.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $21,000, compared to approximately $20,000 at December 31, 2010.  The increase in cash and cash equivalents of approximately $1,000 is due to approximately $68,000 of cash provided by operating activities, partially offset by approximately $42,000 and $25,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. AIMCO Properties, L.P. had advanced amounts to the Partnership prior to 2010. There were no such advances made during the three months ended March 31, 2011 or 2010. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense during the three months ended March 31, 2011 and 2010 was approximately $13,000 and $8,000, respectively. At March 31, 2011 and December 31, 2010, approximately $966,000 and $953,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $36,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of building improvements, air conditioning and floor covering replacement. These improvements were funded from operating cash flow.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness of approximately $6,691,000 requires monthly payments of principal and interest until the loans mature on December 1, 2015, at which time balloon payments totaling approximately $6,172,000 are due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,930 limited partnership units (the "Units") in the Partnership representing 65.43% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.43% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, AIMCO is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on AIMCO's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
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