Form 10-Q
period 2011-06-30
NATIONAL PROPERTY INVESTORS 5
filed 2011-08-12
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 17	$ 20
Receivables and deposits	68	67
Other assets	163	168
Investment property:
Land	574	574
Buildings and related personal property	8,275	10,334
Total investment property	8,849	10,908
Less accumulated depreciation	(6,636)	(8,611)
Investment property, net	2,213	2,297
Total assets	$ 2,461	$ 2,552

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 24	$ 31
Tenant security deposit liabilities	43	41
Accrued property taxes	46	--
Other liabilities	82	100
Due to affiliates	1,222	1,107
Mortgage notes payable	6,668	6,716
Total liabilities	8,085	7,995

Partners' Deficit
General partner	(1,211)	(1,206)
Limited partners	(4,413)	(4,237)
Total partners’ deficit	(5,624)	(5,443)
Total liabilities and partners’ deficit	$ 2,461	$ 2,552

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 333	$ 342	$ 658	$ 674
Other income	48	41	111	88
Total revenues	381	383	769	762

Expenses:
Operating	191	179	395	388
General and administrative	31	31	58	59
Depreciation	89	82	177	155
Interest	138	135	274	269
Property taxes	22	30	46	59
Total expenses	471	457	950	930

Casualty gain	--	12	--	12

Net loss	$ (90)	$ (62)	$ (181)	$ (156)

Net loss allocated to general partner (3%)	$ (3)	$ (2)	$ (5)	$ (5)
Net loss allocated to limited partners (97%)	$ (87)	$ (60)	$ (176)	$ (151)

Net loss per limited partnership unit	$ (1.06)	$ (0.73)	$ (2.13)	$ (1.83)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010
	$(1,206)	$(4,237)	$ (5,443)

Net loss for the six months ended June 30, 2011	(5)	(176)	(181)

Partners' deficit at June 30, 2011	$(1,211)	$(4,413)	$ (5,624)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (181)	$ (156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	177	155
Amortization of loan costs	12	12
Casualty gain	--	(12)
Bad debt expense	20	14
Change in accounts:
Receivables and deposits	(21)	(6)
Other assets	(7)	(28)
Accounts payable	(2)	(35)
Tenant security deposit liabilities	2	(4)
Accrued property taxes	46	58
Other liabilities	(18)	(21)
Due to affiliates	49	12
Net cash provided by (used in) operating activities	77	(11)

Cash flows from investing activities:
Property improvements and replacements	(98)	(84)
Insurance proceeds received	--	30
Net cash used in investing activities	(98)	(54)

Cash flows from financing activities:
Payments on mortgage notes payable	(48)	(44)
Advances from affiliate	66	72
Net cash provided by financing activities	18	28

Net decrease in cash and cash equivalents	(3)	(37)

Cash and cash equivalents at beginning of period	20	72
Cash and cash equivalents at end of period	$ 17	$ 35

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 238	$ 267

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 4	$ 9

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of National Property Investors 5 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 82,428 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On May 26, 2011, the Partnership entered into a sale contract with a third party to sell Willow Park on Lake Adelaide Apartments for a sales price of $8,950,000. The sale is projected to close during the third quarter of 2011. The Partnership has determined that certain held for sale criteria have not been met at June 30, 2011 and therefore continues to report the assets and liabilities of Willow Park on Lake Adelaide Apartments as held for investment and its operations as continuing operations.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 for both the six months ended June 30, 2011 and 2010, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $28,000 and $24,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and zero, respectively. At June 30, 2011 and December 31, 2010, approximately $178,000 and $154,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner is entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the six months ended June 30, 2011 or 2010.

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

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $66,000 and $72,000, respectively, to fund operating expenses at Willow Park on Lake Adelaide Apartments. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense during the six months ended June 30, 2011 and 2010 was approximately $25,000 and $18,000, respectively. During the six months ended June 30, 2010, the Partnership repaid associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, approximately $1,044,000 and $953,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $7,160,000.

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

In May 2009, Willow Park on Lake Adelaide Apartments suffered water damage to its property as a result of severe rain storms.  The cost to repair the damage was approximately $17,000. Insurance proceeds of approximately $14,000 were received during the year ended December 31, 2010, which included approximately $10,000 for emergency expenses. During the three months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $4,000 as the damaged assets were fully depreciated at the time of the casualty.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $2,152,000 and accumulated depreciation of approximately $2,152,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Willow Park on Lake Adelaide Apartments	97%	95%
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

Results of Operations

The Partnership recognized net losses of approximately $90,000 and $181,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $62,000 and $156,000 for the three and six months ended June 30, 2010, respectively. The increase in net loss for the three months ended June 30, 2011 is primarily due to an increase in total expenses and the recognition of a casualty gain in 2010. Total revenues remained relatively constant for the three months ended June 30, 2011. The increase in net loss for the six months ended June 30, 2011 is due to an increase in total expenses and the recognition of a casualty gain in 2010, partially offset by an increase in total revenues.

On May 26, 2011, the Partnership entered into a sale contract with a third party to sell Willow Park on Lake Adelaide Apartments for a sales price of $8,950,000. The sale is projected to close during the third quarter of 2011. The Partnership has determined that certain held for sale criteria have not been met at June 30, 2011 and therefore continues to report the assets and liabilities of Willow Park on Lake Adelaide Apartments as held for investment and its operations as continuing operations.

Total revenues increased for the six months ended June 30, 2011 primarily due to an increase in other income, partially offset by a decrease in rental income. Other income increased for the six months ended June 30, 2011 due to increases in resident utility reimbursements, lease cancellation fees and laundry income at Willow Park on Lake Adelaide Apartments. The decrease in rental income for the six months ended June 30, 2011 is due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at the Partnership’s investment property.

Total expenses increased for both the three and six months ended June 30, 2011 due to increases in operating and depreciation expenses, partially offset by a decrease in property tax expense. General and administrative and interest expenses remained relatively constant for both the three and six months ended June 30, 2011. Operating expenses increased for the three months ended June 30, 2011 due to increases in expenses related to multiple minor casualties at the property in 2011. Operating expenses increased for the six months ended June 30, 2011 due to increases in advertising costs, tax appeal consulting fees and resident eviction expenses. Depreciation expense increased for both the three and six month periods due to depreciation on assets placed into service over the previous twelve months. Property tax expense decreased for both periods primarily due to a decrease in the assessed value of Willow Park on Lake Adelaide Apartments.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

In May 2009, Willow Park on Lake Adelaide Apartments suffered water damage to its property as a result of severe rain storms.  The cost to repair the damage was approximately $17,000. Insurance proceeds of approximately $14,000 were received during the year ended December 31, 2010, which included approximately $10,000 for emergency expenses. During the three months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $4,000 as the damaged assets were fully depreciated at the time of the casualty.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $17,000, compared to approximately $20,000 at December 31, 2010.  The decrease in cash and cash equivalents of approximately $3,000 is due to approximately $98,000 of cash used in investing activities, partially offset by approximately $77,000 and $18,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment property.

The Partnership may receive advances of funds from AIMCO Properties, L.P., an affiliate of the Managing General Partner and the holder of a majority of the beneficial interest of the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P. advanced the Partnership approximately $66,000 and $72,000, respectively, to fund operating expenses at Willow Park on Lake Adelaide Apartments. Interest is charged at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense during the six months ended June 30, 2011 and 2010 was approximately $25,000 and $18,000, respectively. During the six months ended June 30, 2010, the Partnership repaid associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, approximately $1,044,000 and $953,000, respectively, of advances and associated accrued interest was due to AIMCO Properties, L.P., and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2011, the Partnership completed approximately $93,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of building improvements, air conditioning upgrades and floor covering replacements. These improvements were funded from operating cash flow.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. If cash flows are insufficient for the Partnership to meet its current obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness of approximately $6,668,000 requires monthly payments of principal and interest until the loans mature on December 1, 2015, at which time balloon payments totaling approximately $6,172,000 are due. The Managing General Partner will attempt to refinance the mortgages encumbering the property and/or sell the property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Managing General Partner will risk losing such property to foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 53,930 limited partnership units (the "Units") in the Partnership representing 65.43% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in Aimco Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.43% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, Aimco would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, Aimco is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on Aimco's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

NATIONAL PROPERTY INVESTORS 5

EXHIBIT INDEX

Exhibit           Description of Exhibit

2.1              NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.2              Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3              Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to the Partnership's Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

2.5              Master Indemnity Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.5 to the Partnership's Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

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

    (d)          Amendment to the Partnership Agreement, incorporated by reference to the Partnership's Current Report on Form 8-K dated October 25, 2004.

10.22            Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.23            Multifamily Note, dated December 1, 2005 between National Property Investors 5, a California limited partnership, and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.24            Guaranty, dated December 1, 2005 between AIMCO Properties, L.P. and GMAC Commercial Mortgage Bank. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.25            Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.26            Amended and Restated Multifamily Note dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.27            Amended and Restated Guaranty dated December 1, 2005 between National Property Investors 5, a California limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Partnership'sCurrent Report on Form 8-K dated December 1, 2005.

10.31            Multifamily Note, dated August 31, 2007 between National Property Investors 5, a California limited partnership, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated August 31, 2007).

10.34            Purchase and Sale Contract between National Property Investors 5, a California limited partnership, and BHE Acquisitions, L.L.C., an Iowa limited liability company, incorporated by reference to the Partnership's Current Report on Form 8-K dated May 26, 2011.

10.35            First Amendment of Purchase and Sale Contract between National Property Investors 5, a California limited partnership, and BHE Acquisitions, L.L.C., an Iowa limited liability company, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 27, 2011.

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