Form 10-Q
period 2011-09-30
NATIONAL PROPERTY INVESTORS 5
filed 2011-11-14
CIK 355637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

September 30, 2011

Assets
Cash and cash equivalents	$ 416
Receivables	14
Total assets	430

Liabilities
Accounts payable	3
Other liabilities	95
Estimated costs to liquidate	65
Total liabilities	163

Net assets in liquidation	$ 267

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

BALANCE SHEET
(in thousands)

December 31, 2010

Assets held for sale:
Cash and cash equivalents	$ 20
Receivables and deposits	67
Other assets	168
Investment property:
Land	574
Buildings and related personal property	10,334
Total investment property	10,908
Less accumulated depreciation	(8,611)
Investment property, net	2,297
Total assets	$ 2,552

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 31
Tenant security deposit liabilities	41
Other liabilities	100
Due to affiliates	1,107
Mortgage notes payable	6,716
Total liabilities	7,995

Partners' Deficit
General partner	(1,206)
Limited partners	(4,237)
Total partners’ deficit	(5,443)
Total liabilities and partners’ deficit	$ 2,552

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations:
Revenues:
Rental income	239	340	897	1,014
Other income	53	45	164	133
Total revenues	292	385	1,061	1,147

Expenses:
Operating	247	189	642	577
General and administrative	47	25	105	84
Depreciation	55	83	232	238
Interest	106	137	380	406
Property taxes	18	9	64	68
Loss on early extinguishment of
debt	102	--	102	--
Total expenses	575	443	1,525	1,373

Casualty gain	22	4	22	16

Loss from discontinued operations	(261)	(54)	(442)	(210)
Gain from sale of discontinued
operations	5,981	--	5,981	--
Net income (loss)	$ 5,720	$ (54)	$ 5,539	$ (210)

Net income (loss) allocated to
general partner (3%)	$ 172	$ (1)	$ 166	$ (6)
Net income (loss) allocated to
limited partners (97%)	$ 5,548	$ (53)	$ 5,373	$ (204)

Loss from discontinued operations
per limited partnership unit	$ (3.07)	$ (0.64)	$ (5.20)	$ (2.47)
Gain from sale of discontinued
operations per limited
partnership unit	70.38	--	70.38	--
Net income (loss) per limited
partnership unit	$ 67.31	$ (0.64)	$ 65.18	$ (2.47)

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit
at December 31, 2010	$(1,206)	$(4,237)	$(5,443)

Net income for the nine months
ended September 30, 2011	166	5,373	5,539

Deficit restoration contribution
from general partner	236	--	236

Partners' capital (deficiency)
at September 30, 2011	$ (804)	$ 1,136	332

Adjustment to liquidation basis			(65)

Net assets in liquidation
at September 30, 2011			$ 267

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 5,539	$ (210)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	33	16
Depreciation	232	238
Amortization of loan costs	16	18
Casualty gain	(22)	(16)
Gain from sale of discontinued operations	(5,981)	--
Loss on early extinguishment of debt	102	--
Change in accounts:
Receivables and deposits	20	(11)
Other assets	50	(19)
Accounts payable	(19)	(17)
Tenant security deposit liabilities	(41)	(2)
Accrued property taxes	--	68
Other liabilities	(38)	(20)
Due to affiliates	(304)	35
Net cash provided by (used in) operating activities	(413)	80

Cash flows from investing activities:
Property improvements and replacements	(139)	(159)
Net proceeds from sale of discontinued operations	1,672	--
Insurance proceeds received	22	34
Net cash provided by (used in) investing activities	1,555	(125)

Cash flows from financing activities:
Payments on mortgage notes payable	(64)	(65)
Repayment of advances from affiliate	(984)	--
Advances from affiliate	66	72
Deficit restoration contribution from general partner	236	--
Net cash provided by (used in) financing activities	(746)	7

Net increase (decrease) in cash and cash equivalents	396	(38)

Cash and cash equivalents at beginning of period	20	72

Cash and cash equivalents at end of period	$ 416	$ 34

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 451	$ 387

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 52
Assumption of mortgage notes payable by the purchaser	$ 6,652	$ --

See Accompanying Notes to Financial Statements

NATIONAL PROPERTY INVESTORS 5

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of September 30, 2011, National Property Investors 5 (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the financial statements.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the managing general partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NPI Equity Investments, Inc. (“NPI Equity” or the “Managing General Partner”) estimates that the liquidation process will be completed by September 30, 2012.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying statements of discontinued operations for the three and nine months ended September 30, 2011 and 2010 reflect the operations of Willow Park on Lake Adelaide Apartments as discontinued operations and the balance sheet at December 31, 2010 reflects the assets and liabilities of Willow Park on Lake Adelaide Apartments as held for sale as a result of the property’s sale to a third party on September 8, 2011 (as discussed in “Note D”).

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

At September 30, 2011 and December 31, 2010, the Partnership had outstanding 82,428 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B – Adjustment to Liquidation Basis of Accounting

At September 30, 2011, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $65,000, which is included in the Statement of Changes in Partners’ Capital (Deficiency)/ Net Assets in Liquidation.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $56,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $41,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in investment property and gain from sale of discontinued operations for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $9,000 and $6,000, respectively. At December 31, 2010, approximately $154,000 of these accountable administrative expenses were unpaid and were included in due to affiliates. No such amounts were due to affiliates at September 30, 2011.

For services relating to the administration of the Partnership and operation of the Partnership’s property, the Managing General Partner was entitled to receive payment for non-accountable expenses up to a maximum of $100,000 per year, based upon the original number of Partnership units sold, subject to certain limitations. No such reimbursements were earned during the nine months ended September 30, 2011 or 2010.

Upon the sale of the Partnership's property, NPI Equity was entitled to an incentive compensation fee equal to 3% of the difference between the sales price of the property and the appraised value for such property at February 1, 1992. Payment of the incentive compensation fee is subordinated to the receipt by the limited partners, of: (a) distributions from capital transaction proceeds of an amount equal to their appraised investment in the Partnership at February 1, 1992, and (b) distributions from all sources (capital transactions as well as cash flow) of an amount equal to six percent (6%) per annum cumulative, non-compounded, on their appraised investment in the Partnership at February 1, 1992. As these preferences were met prior to 2010, during the three and nine months ended September 30, 2011, the Managing General Partner earned and was paid an incentive compensation fee of approximately $115,000 in connection with the sale of Willow Park on Lake Adelaide Apartments (as discussed in “Note D – Disposition of Investment Property”) which is reflected as a reduction of gain from sale of discontinued operations.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $66,000 and $72,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund operating expenses at Willow Park on Lake Adelaide Apartments. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the nine months ended September 30, 2011 and 2010 was approximately $36,000 and $28,000, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $1,055,000 and $30,000, respectively, with proceeds from the sale of Willow Park on Lake Adelaide Apartments and cash from operations, respectively. At December 31, 2010, approximately $953,000 of advances and associated accrued interest was due to AIMCO Properties, L.P., and was included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at September 30, 2011.

The Partnership insured its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by Aimco and its affiliates approximately $41,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note D – Disposition of Investment Property

On September 8, 2011, the Partnership sold its sole investment property, Willow Park on Lake Adelaide Apartments, to a third party for a gross sale price of $8,950,000, less $400,000 funded by the Partnership for a capital improvement escrow. The net proceeds realized by the Partnership were approximately $1,672,000 after payment of closing costs of approximately $226,000 and the assumption of the mortgage debt encumbering the property of approximately $6,652,000 by the purchaser. The Partnership recognized a gain during the three and nine months ended September 30, 2011 of approximately $5,981,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt during the three and nine months ended September 30, 2011 of approximately $102,000 as a result of the write off of unamortized loan costs.

Note E – Deficit Restoration

The Partnership Agreement dictates that if prior to the dissolution of the Partnership the Managing General Partner has a deficiency in their capital account, on a tax basis, the Managing General Partner shall contribute an amount equal to the lesser of (a) the deficiency in the Managing General Partner’s capital account or (b) 1.01% of the original invested capital that has not yet been returned or (c) the deficit in a hypothetical capital account of the Managing General Partner assuming it only had an aggregate of 1% of each material item of income or loss at all times during the existence of the Partnership and excluding all previous actual distributions. As a result, the Managing General Partner contributed approximately $236,000 during the nine months ended September 30, 2011 based on the deficit in the hypothetical capital account.

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

In May 2009, Willow Park on Lake Adelaide Apartments suffered water damage to its property as a result of severe rain storms.  The cost to repair the damage was approximately $26,000. Insurance proceeds of approximately $14,000 were received during the three and nine months ended September 30, 2010, which included approximately $10,000 for emergency expenses. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $4,000 as the damaged assets were fully depreciated at the time of the casualty. During the three and nine months ended September 30, 2011, the Partnership received additional insurance proceeds of approximately $28,000, which included approximately $6,000 for emergency expenses, which are reflected as a reduction of operating expenses. During the three and nine months ended September 30, 2011, the Partnership recognized an additional casualty gain of approximately $22,000 as the damaged assets were fully depreciated at the time of the casualty.

Note G – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

Note H – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $2,152,000 and accumulated depreciation of approximately $2,152,000.

Note I – Subsequent Event

Subsequent to September 30, 2011, the Partnership distributed approximately $131,000 to the limited partners (approximately $1.59 per limited partnership unit) from proceeds from the sale of Willow Park on Lake Adelaide Apartments. No distributions were made to the Managing General Partner.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that can affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of September 30, 2011, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Willow Park on Lake Adelaide Apartments, on September 8, 2011. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $5,720,000 and $5,539,000 for the three and nine months ended September 30, 2011, respectively, compared to net loss of approximately $54,000 and $210,000 for the three and nine months ended September 30, 2010, respectively. The increase in net income for both periods is due to the gain from sale of discontinued operations in 2011, partially offset by an increase in loss from discontinued operations.

On September 8, 2011, the Partnership sold its sole investment property, Willow Park on Lake Adelaide Apartments, to a third party for a gross sale price of $8,950,000, less $400,000 funded by the Partnership for a capital improvement escrow. The net proceeds realized by the Partnership were approximately $1,672,000 after payment of closing costs of approximately $226,000 and the assumption of the mortgage debt encumbering the property of approximately $6,652,000 by the purchaser. The Partnership recognized a gain during the three and nine months ended September 30, 2011 of approximately $5,981,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt during the three and nine months ended September 30, 2011 of approximately $102,000 as a result of the write off of unamortized loan costs.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations for the three and nine months ended September 30, 2011 was approximately $261,000 and $442,000 respectively, compared to loss from discontinued operations of approximately $54,000 and $210,000 for the three and nine months ended September 30, 2010, respectively. The increase in loss from discontinued operations for both periods is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for both periods is due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both periods as a result of the sale of the Partnership’s remaining investment property on September 8, 2011 (as discussed above). The increase in other income for both periods is due to an increase in lease cancellation fees at Willow Park on Lake Adelaide Apartments. Total expenses increased for both periods primarily due to the recognition of loss on early extinguishment of debt in 2011 (as discussed above) and increases in operating and general and administrative expenses, partially offset by decreases in depreciation and interest expense as a result of the sale of Willow Park on Lake Adelaide Apartments. Operating expenses increased for both periods primarily due to increases in hazard insurance expense, software maintenance expense and clean up costs associated with multiple minor casualties at the property during 2011.

General and administrative expenses increased for both periods primarily due to an increase in professional expenses associated with the administration of the Partnership and management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

In May 2009, Willow Park on Lake Adelaide Apartments suffered water damage to its property as a result of severe rain storms.  The cost to repair the damage was approximately $26,000. Insurance proceeds of approximately $14,000 were received during the three and nine months ended September 30, 2010, which included approximately $10,000 for emergency expenses. During the three and nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $4,000 as the damaged assets were fully depreciated at the time of the casualty. During the three and nine months ended September 30, 2011, the Partnership received additional insurance proceeds of approximately $28,000, which included approximately $6,000 for emergency expenses, which are reflected as a reduction of operating expenses. During the three and nine months ended September 30, 2011, the Partnership recognized an additional casualty gain of approximately $22,000 as the damaged assets were fully depreciated at the time of the casualty.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2012 due to the sale of its remaining investment property, Willow Park on Lake Adelaide Apartments.

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $416,000, compared to approximately $20,000 at December 31, 2010. Cash and cash equivalents increased approximately $396,000 due to approximately $1,555,000 of cash provided by investing activities, partially offset by approximately $746,000 and $413,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Willow Park on Lake Adelaide Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from AIMCO Properties, L.P. and principal payments made on mortgages encumbering the Partnership’s investment property, partially offset by advances received from AIMCO Properties, L.P. and a deficit restoration contribution by the Managing General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $66,000 and $72,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund operating expenses at Willow Park on Lake Adelaide Apartments. The advances bore interest at the prime rate plus 2% per annum. Interest expense during the nine months ended September 30, 2011 and 2010 was approximately $36,000 and $28,000, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $1,055,000 and $30,000, respectively, with proceeds from the sale of Willow Park on Lake Adelaide Apartments and cash from operations, respectively. At December 31, 2010, approximately $953,000 of advances and associated accrued interest was due to AIMCO Properties, L.P., and was included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership completed approximately $130,000 of capital improvements at Willow Park on Lake Adelaide Apartments, consisting primarily of building improvements, air conditioning upgrades and floor covering replacement.  These improvements were funded from operating cash flow. On September 8, 2011, the Partnership sold Willow Park on Lake Adelaide Apartments to a third party.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at September 30, 2011, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $65,000, which is included in the Statement of Changes in Partners’ Capital (Deficiency) / Net Assets in Liquidation.

The Partnership Agreement dictates that if prior to the dissolution of the Partnership the Managing General Partner has a deficiency in their capital account, on a tax basis, the Managing General Partner shall contribute an amount equal to the lesser of (a) the deficiency in the Managing General Partner’s capital account or (b) 1.01% of the original invested capital that has not yet been returned or (c) the deficit in a hypothetical capital account of the Managing General Partner assuming it only had an aggregate of 1% of each material item of income or loss at all times during the existence of the Partnership and excluding all previous actual distributions. As a result, the Managing General Partner contributed approximately $236,000 during the nine months ended September 30, 2011 based on the deficit in the hypothetical capital account.

There were no distributions made to the partners during the nine months ended September 30, 2011 and 2010. Subsequent to September 30, 2011, the Partnership distributed approximately $131,000 to the limited partners (approximately $1.59 per limited partnership unit) from proceeds from the sale of Willow Park on Lake Adelaide Apartments. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates own 53,930 limited partnership units (the "Units") in the Partnership representing 65.43% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.43% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. When voting on matters, Aimco would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 37,149 Units, Aimco is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering Unit holders. Except for the foregoing, no other limitations are imposed on Aimco's ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and change in interest rates and the availability of financing.  Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

NATIONAL PROPERTY INVESTORS 5

By: NPI EQUITY INVESTMENTS, INC.
Managing General Partner

Date: November 14, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 14, 2011	By: /s/Stephen B. Waters
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

101              XBRL (Extensible Business Reporting Language). The following materials from National Property Investors 5’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) statement of net assets in liquidation, (ii) balance sheet, (iii) statements of discontinued operations, (iv) statement of changes in partners’ capital (deficiency)/net assets in liquidation, (v) statements of cash flows, and (vi) notes to financial statements. (1)

(1)                                                         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.